Form 10QSB
period 2007-05-31
Rite Time Mining, Inc.
filed 2007-07-17
CIK 1375596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934


                        For the Period ended May 31, 2007

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

There were 2,750,000 shares of Common Stock outstanding as of May 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended May 31, 2007, prepared by the company, immediately follow.

                             Rite Time Mining, Inc.
                          (A development stage company)
                                  BALANCE SHEET

                                                                   As of             As of
                                                               Quarter Ended       Year Ended
                                                                 5/31/2007          11/30/06
                                                                 ---------          --------
                                                                                     Audited
ASSETS

Current Assets
  Cash                                                            $ 25,889           $  4,854
                                                                  --------           --------
Total Current Assets                                                25,889              4,854

Fixed Asstes
  Total Fixed Assets                                                    --                 --
                                                                  --------           --------

Total Assets                                                      $ 25,889           $  4,854
                                                                  ========           ========

LIABILITIES
  Current Liabilities                                             $  5,000           $     --
                                                                  --------           --------
Total Current Liabilities                                            5,000                 --
                                                                  --------           --------

Long term Liabilities                                                   --                 --
                                                                  --------           --------

Total Liabilities                                                 $  5,000           $     --
                                                                  ========           ========
EQUITY
  Additional Paid in Capital                                        29,750              6,000
  Common Stock par value 0.001 per share, 75,000,000 Shares
   authorized. 2,750,000 shares issued and outstanding               2,750              1,500
  Retainded Earnings                                                (2,646)           (11,611)
Net Income                                                          (8,965)                --
                                                                  --------           --------
Total Stockholders Equity                                           20,889             (4,111)
                                                                  --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                         $ 25,889           $ (4,111)
                                                                  ========           ========

   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                                INCOME STATEMENT

                                                                                     Inception Through
                                        Three Months Ended     Six Months Ended    Current quarter ended
                                            5/31/2007             5/31/2007              5/31/07
                                           -----------           -----------           -----------
Revenue                                    $         0           $         0           $         0
                                           -----------           -----------           -----------
Expenses
  Accounting & Legal Fees                          900                 2,900                 2,900
  Bank Service Charge                               36                   112                   136
  Incorporation                                     --                    --                   850
  Licenses and Permits                             100                   100                   200
  Mineral Expenditures                              --                 3,500                 3,500
  Office Expense                                   474                 1,004                 1,270
  Professional Fees                                175                   850                   850
  Transfer Agent fees                              500                   500                   500
                                           -----------           -----------           -----------
Total Expenses                                   2,185                 8,966                10,206

Other Income (expenses)
Recognition of an Impairment Loss
(Mineral Claims)                                    --                    --                 1,410
                                           -----------           -----------           -----------
Income
Interest Income                                     --                     1                     5

Net Income (Loss)                          $    (2,185)          $    (8,965)          $   (11,611)
                                           ===========           ===========           ===========

Basic & Diluted (Loss) per Share           $        --           $        --
                                           ===========           ===========

Weighted Average Number of Shares            2,342,772             1,926,016
                                           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
        From Inception May 3, 2006 to Current Quarter ended May 31, 2007


                                                                                   Deficit
                                                                                 Accumulated
                                                                                   During
                                              Common Stock           Paid in     Development    Total
                                          Shares         Amount      Capital        Stage      Equity
                                          ------         ------      -------        -----      ------
Shares issued to founders at
 $0.005 per share, par value .0001       1,500,000       $ 1,500     $ 6,000     $             $  7,500

Net (Loss) for period                                                              (2,646)       (2,646)
                                        ----------       -------     -------     --------      --------
Balance, November 30, 2006               1,500,000       $ 1,500     $ 6,000     $ (2,646)     $  4,854

Common Shares issued for Cash
 between 12/1/2006 to 2/28/2007
 No shares were issued this period              --            --          --

Net (Loss)                                                                         (6,780)       (6,780)
                                        ----------       -------     -------     --------      --------
BALANCE, FEBRUARY 28, 2007               1,500,000         1,500       6,000       (9,426)     $ (1,926)

Common Shares issued for Cash
 between 3/1/2007 to 5/31/2007           1,250,000         1,250      23,750                     25,000

Net (Loss)                                                                         (2,185)       (2,185)
                                        ----------       -------     -------     --------      --------
BALANCE, MAY 31, 2007                    2,750,000       $ 2,750     $29,750     $(11,611)     $ 20,889
                                        ==========       =======     =======     ========      ========

   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                                                                        Inception Through
                                                            Three Months Ended    Six Months Ended    Current quarter ended
                                                                5/31/2007            5/31/2007              5/31/07
                                                                ---------            ---------              -------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                             $ (2,185)            $ (8,965)             $(11,611)
                                                                --------             --------              --------
NET CASH FROM OPERATING ACTIVITIES                                (2,185)              (8,965)              (11,611)

Net Cash After Operating Activities                               (2,185)              (8,965)              (11,611)

CASH FLOW FROM INVESTING ACTIVITIES

NET CASH FROM INVESTING ACTIVITIES                                    --                5,000                 5,000
                                                                --------             --------              --------
Net Cash After Operating and Financial Activities                 (2,185)              (3,965)               (6,611)

CASH FLOW FROM FINANCING ACTIVITIES
  Shares Issued at Founders, @ $0.005 Per Share                       --                   --                 7,500
  1,250,000 Shares Issued @ .02 Per Share                         25,000               25,000                25,000
                                                                --------             --------              --------
NET CASH FROM FINANCING ACTIVITIES                                25,000               25,000                32,500

Net Cash After Operating, Financial and Investing Activities      22,815               21,035                25,889

Cash at Beginning of Period                                        3,074                4,854                    --
                                                                --------             --------              --------
CASH AT END OF PERIOD                                           $ 25,889             $ 25,889              $ 25,889
                                                                ========             ========              ========

   The accompanying notes are an integral part of these financial statements.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired,

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended May 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 11,611 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

While the Company is seeking additional capital, Ms. Farrell has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Farrell was $5,000 on May 31, 2007.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


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

On March 29, 2007 the Company issued a total of 795,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $15,900.

On April 3, 2007 the Company issued a total of 80,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $1,600.

On April 4, 2007 the Company issued a total of 200,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $4,000

On April 16, 2007 the Company issued a total of 175,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $3,500

As of May 31, 2007 the Company had 2,750,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31. 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,750,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,185 for the three months ended May 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of May 31, 2007 there was $5,000 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our net loss from inception through May 31, 2007 was $11,611.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $25,889. Until approximately May 2008, we believe our cash balance is sufficient to fund our operations. If we experience a shortage of funds our director has informally agreed to advance funds to allow us to pay for operating expenses and filing fees for our required reports, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

We registered 1,250,000 shares of our common stock pursuant to an SB-2 Registration Statement filed with the SEC under file number 333-140900. The registration statement became effective on March 19, 2007. During March and April 2007 we completed the offering for total proceeds of $25,000.

Prior to the offering we had sold $7,500 in equity securities to our director to pay for our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first phase of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. In addition to the $7,000 we anticipate spending for Phase 1 of the exploration program as outlined below, we anticipate spending an additional $18,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $25,000.

The following work program has been recommended by the consulting geologist who prepared the geology report for the For Jeannie project.

PHASE 1

Detailed prospecting and mineralization mapping, followed
by hand trenching to obtain clean, fresh samples. The
estimated cost of this program, all inclusive                        $ 7,000

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
geophysical two surveys, maps and report                              14,000

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

We plan to commence Phase 1 of the exploration program on the claim in the late summer of 2007. We expect this phase to take 15 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

Subject to financing, we anticipate commencing the second phase of our exploration program in spring 2008 and the third phase in summer 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with phase two and any subsequent work on the claim, we have no current plans on how to raise the additional funding.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of May 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140900.

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

July 16, 2007                   Rite Time Mining, Inc., Registrant


                                By: /s/ Linda Farrell
                                   ---------------------------------------------
                                   Linda Farrell, President and Chief
                                   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 16, 2007                   Rite Time Mining, Inc., Registrant


                                By: /s/ Linda Farrell
                                   ---------------------------------------------
                                   Linda Farrell, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer