Form 10QSB
period 2007-08-31
Rite Time Mining, Inc.
filed 2007-10-03
CIK 1375596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2007

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

There were 2,750,000 shares of Common Stock outstanding as of August 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended August 31, 2007, prepared by the company, immediately follow.

                             Rite Time Mining, Inc.
                          (A development stage company)
                                  Balance Sheet

                                                                       As of              As of
                                                                   quarter ended        Year Ended
                                                                     8/31/2007           11/30/06
                                                                     ---------           --------
                                                                                          Audited
ASSETS
  Current Assets
  Cash                                                                $ 23,638           $  4,854
                                                                      --------           --------
Total Current Assets                                                    23,638              4,854

Fixed Asstes
  Total Fixed Assets                                                        --                 --
                                                                      --------           --------

Total Assets                                                          $ 23,638           $  4,854
                                                                      ========           ========

LIABILITIES
  Current Liabilities                                                 $  5,000           $     --
                                                                      --------           --------
Total Current Liabilities                                                5,000                 --
                                                                      --------           --------

Long term Liabilities                                                       --                 --
                                                                      --------           --------

Total Liabilities                                                     $  5,000           $     --
                                                                      ========           ========
EQUITY
  Additional Paid in Capital                                          $ 29,750           $  6,000
  Common Stock par value 0.001 per share, 75,000,000
   Shares authorized 2,750,000 shares Issued and outstanding             2,750              1,500
  Retained Earnings                                                     (2,646)           (13,862)
  Net Income                                                           (11,216)                --
                                                                      --------           --------
Total Stockholders Equity                                               18,638             (6,362)
                                                                      --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                             $ 23,638           $ (6,362)
                                                                      ========           ========

   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                                Income Statement

                                                                                      Inception Through
                                                                                       Current Quarter
                                          Three Months Ended    Nine Months Ended           Ended
                                              8/31/2007             8/31/2007             8/31/2007
                                             -----------           -----------           -----------
Revenue                                      $        --           $        --           $        --
                                             -----------           -----------           -----------
Expenses
  Accounting & Legal Fees                          1,100                 4,000                 4,000
  Bank Service Charge                                 36                   148                   172
  Incorporation                                                                                  850
  Licenses and Permits                                                     100                   200
  Minersl Expenditures                               750                 4,250                 5,660
  Office Expense                                     365                 1,369                 1,635
  Professional Fees                                                        850                   850
  Transfer Agent fees                                                      500                   500
                                             -----------           -----------           -----------
Total Expenses                                     2,251                11,217                13,867

Other Income (expenses)
  Recognition of an Impairment Loss
  (Mineral Claims)                                    --                    --                    --
                                             -----------           -----------           -----------
Income
  Interest Income                                     --                     1                     5
                                             -----------           -----------           -----------

Net Income (Loss)                            $    (2,251)          $   (11,216)          $   (13,862)
                                             ===========           ===========           ===========

Basic & Diluted (Loss) per Share             $        --           $        --
                                             ===========           ===========

Weighted Average Number of Shares              2,750,000             2,202,682
                                             ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                        Statement of Stockholder's Equity
       From Inception May 3, 2006 to Current quarter ended August 31, 2007


                                                                                   Deficit
                                                                                 Accumulated
                                                                                   During
                                              Common Stock           Paid in     Development    Total
                                          Shares         Amount      Capital        Stage      Equity
                                          ------         ------      -------        -----      ------
Shares issued to founders at
 $0.005 per share, par value .0001       1,500,000       $ 1,500     $ 6,000     $             $  7,500

Net (Loss) for period                                                              (2,646)       (2,646)
                                        ----------       -------     -------     --------      --------
Balance, November 30, 2006               1,500,000         1,500       6,000       (2,646)        4,854

Common Shares issued for Cash
 between 12/1/2006 to 2/28/2007
 No shares were issued this period              --            --          --

Net (Loss)                                                                         (6,780)       (6,780)
                                        ----------       -------     -------     --------      --------
BALANCE, FEBRUARY 28, 2007               1,500,000         1,500       6,000       (9,426)       (1,926)

Common Shares issued for Cash
 between 3/1/2007 to 5/31/2007           1,250,000         1,250      23,750                     25,000

Net (Loss)                                                                         (2,185)       (2,185)
                                        ----------       -------     -------     --------      --------
BALANCE, MAY 31, 2007                    2,750,000         2,750      29,750      (11,611)       20,889

Common Shares issued for Cash
 between 6/1/2007 to 8/31/2007
Net (Loss)                                                                         (2,251)       (2,251)
                                        ----------       -------     -------     --------      --------

BALANCE, AUGUST 31, 2007                 2,750,000       $ 2,750     $29,750     $(13,862)     $ 18,638
                                        ==========       =======     =======     ========      ========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                             Statement of Cash Flows

                                                                                                   Inception Through
                                                                                                    Current Quarter
                                                       Three Months Ended    Nine Months Ended           Ended
                                                           8/31/2007             8/31/2007             8/31/2007
                                                          -----------           -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $ (2,251)             $(11,216)              $(13,862)
                                                           --------              --------               --------
NET CASH FROM OPERATING ACTIVITIES                           (2,251)              (11,216)               (13,862)

Net Cash After Operating Activities                          (2,251)              (11,216)               (13,862)

CASH FLOW FROM INVESTING ACTIVITIES

NET CASH FROM FINANCING ACTIVITIES                               --                 5,000                  5,000
                                                           --------              --------               --------
Net Cash after Operating and Financial Activities            (2,251)               (6,216)                (8,862)

CASH FLOW FROM FINANCING ACTIVITIES
  Shares Issued at Founders, @ $0.005 Per Share                  --                    --                  7,500
  1,250,000 Shares Issued @ .02 Per Share                        --                25,000                 25,000
                                                           --------              --------               --------
NET CASH FROM INVESTING ACTIVITIES                               --                25,000                 32,500

Net Cash After Operating, Financial and
 Investing Activities                                        (2,251)               18,784                 23,638
                                                           --------              --------               --------
Cash at Beginning of Period                                  25,889                 4,854                     --
                                                           --------              --------               --------

CASH AT END OF PERIOD                                      $ 23,638              $ 23,638               $ 23,638
                                                           ========              ========               ========


   The accompanying notes are an integral part of these financial statements.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007


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

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended August 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 13,862 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Linda Farrell, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Ms. Farrell has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Farrell was $5,000 on August 31, 2007.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2007


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

On April 4, 2007 the Company issued a total of 200,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $4,000

On April 16, 2007 the Company issued a total of 175,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $3,500

As of August 31, 2007 the Company had 2,750,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31. 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,750,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,251 for the three months ended August 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of August 31, 2007 there was $5,000 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our net loss from inception through August 31, 2007 was $11,216.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $23,638. If we experience a shortage of funds during our exploration stage our director has informally agreed to advance funds to allow us to pay for operating expenses and filing fees for our required reports, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

PLAN OF OPERATION

The consulting geologist, James McLeod completed the field work required for Phase 1 of our exploration program on the Jeannie 1-4 Mineral Claims in August 2007. He is currently awaiting the results from the assay laboratory and will then prepare his report and recommendations for further exploration. The cost of Phase 1 is $7,000. In addition to the Phase 1 costs, we anticipate spending an additional $13,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $20,000.

If the results of Phase 1 are favorable, we intend to proceed with phase two of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $14,000 and will take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase
1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                         $ 14,000

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

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports            $ 40,000

Subject to financing, we anticipate commencing the second phase of our exploration program in spring 2008 and the third phase in summer 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for the second and third phases of the exploration program. We will require additional funding to proceed with phase two and any subsequent work on the claim, we have no current plans on how to raise the additional funding.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140900.

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

October 1, 2007                Rite Time Mining, Inc., Registrant


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

October 1, 2007                Rite Time Mining, Inc., Registrant


                               By: /s/ Linda Farrell
                                   ---------------------------------------------
                                   Linda Farrell, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer