Form 10KSB
period 2007-11-30
Rite Time Mining, Inc.
filed 2008-01-09
CIK 1375596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended

                               November 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                             RITE TIME MINING, INC.
              (Exact name of small business issuer in its charter)

           Nevada                        333-140900              20-4856983
(State or other jurisdiction of         (Commission            (IRS Employer
 incorporation or organization)         File Number)         Identification No.)

                            47395 Monroe Street #274
                                 Indio, CA 92201
                    (Address of principal executive offices)

                    Issuer's telephone number: (760) 393-8009

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $25,000 (1,250,000 common shares @ $0.02 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2007, the issuer had 2,750,000 shares of common stock issued and outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver and other minerals. The Jeannie Mineral Claim is comprised of 4 contiguous claims totaling 82.6 acres. The property may be located on the Okanogan County, Washington State, USA. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

                            GLOSSARY OF MINING TERMS

"Argillite"             A fine-grained sedimentary rock composed predominately
                        of hard clay particles
"BCDM"                  British Columbia Department of Mines
"Carbonate"             A salt of carbonic acid
"Chloritic"             A salt of chlorous acid
"Clastic"               Rocks formed from fragments of pre-existing rock
"Cretaceous"            The Cretaceous period is one of the major divisions of
                        the geologic timescale, reaching from the end of the
                        Jurassic period, about 146 million years ago to the
                        beginning of the Paleocene epoch of the Tertiary period
"Eocene"                The Eocene epoch (56-34 Ma) is a major division of the
                        geologic timescale and the second epoch of the
                        Palaeogene period in the Cenozoic era. The Eocene spans
                        the time from the end of the Paleocene epoch to the
                        beginning of the Oligocene epoch.
"Epigenetic"            the study of the processes involved in the unfolding
                        development of an organism
"Felsic Dike"           Felsic is a term used in geology to refer to silicate
                        minerals, magmas, and rocks which are enriched in the
                        lighter elements such as silica, oxygen, sodium, and
                        potassium. A dike is an intrusion into a cross-cutting
                        fissure, meaning a dike cuts across other pre-existing
                        layers or bodies of rock, this means that a dike is
                        always younger than the rocks that contain it.
"Fossiliferous"         Fossil-containing rock formations and sedimentary layers
"Galena"                A lead ore
"Geological mapping"    The process of observing and measuring geological
                        features in a given area and plotting these features, to
                        scale, onto a map
"Gold" or "Au"          A heavy, soft, yellow, ductile, malleable, metallic
                        element. Gold is a critical element in computer and
                        communications technologies
"Granodioritic"         An intrusive igneous rock similar to granite, but
                        contains more plagioclase than potassium feldspar
"Hydrothermal"          Hydrothermal circulation occurs most often in the
                        vicinity of sources of heat within the Earth's crust.
                        This generally occurs near volcanic activity, but can
                        occur in the deep crust related to the intrusion of
                        granite
"Marcasite"             Sometimes called white iron pyrite, an iron sulfide
                        (FeS2). Marcasite is often mistakenly confused with
                        pyrite, but marcasite is lighter and more brittle.
"Mineral claim"         A portion of land held either by a prospector or a
                        mining company, in British Columbia each claim is 500m x
                        500m (1,640 ft2)

"MINFILE"               A government data base detailing mineral occurrences in
                        BC
"Ore"                   A mixture of mineralized rock from which at least one of
                        the metals can be extracted at a profit
"Precious metal"        Any of several metals, including gold and platinum, that
                        have high economic value - metals that are often used to
                        make coins or jewelry
"Pyrite"                A yellow iron sulphide mineral - sometimes referred to
                        as "fools gold"
"Quartz"                Common rock forming mineral consisting of silicon and
                        oxygen
"Sandstone"             A sedimentary rock composed mainly of sand-size mineral
                        or rock grains
"Sedimentary rocks"     Secondary rocks formed from material derived from other
                        rocks and laid down underwater.
"Siltstone"             A sedimentary rock that is intermediate in grain size
                        between the coarser sandstone and the finer shale
"Silver" or "Ag"        A soft white lustrous transition metal, it has the
                        highest electrical and thermal conductivity of any metal
                        and occurs in minerals and in free form.
"Soil sampling"         The collecting of samples of soil, usually 2 pounds per
                        sample, from soil thought to be covering mineralized
                        rock. The samples are submitted to a laboratory that
                        will analyze them for mineral content
"Sphalerite"            A zinc sulphide mineral; the most common ore mineral of
                        zinc
"Tertiary"              One of the major divisions of the geologic timescale,
                        from the end of the Cretaceous period about 65 million
                        years ago to the start of the Quaternary period about
                        1.6 million years ago.
"Trenching"             The digging of long, narrow excavation through soil, or
                        rock, to expose mineralization
"Tuff"                  A type of rock consisting of consolidated volcanic ash
                        ejected from vents during a volcanic eruption
"Vein"                  A crack in the rock that has been filled by minerals
                        that have traveled upwards from a deeper source
"Volcanic rocks"        Igneous rocks formed from magma that has flowed out or
                        has been violently ejected from a volcano
"Wacke"                 A soft, earthy, dark-colored rock or clay derived from
                        the alteration of basalt.
"Zinc" or "Zn"          A white metallic element

GENERAL INFORMATION

The one property in the Company's portfolio, on which the net proceeds of the offering that was completed in April 2007 will be spent, is the For Jeannie mineral property, comprised of 4 contiguous claims totaling 82.6 acres, located on the Okanogan County, Washington State, USA.

The claims are motor vehicle accessible from the Town of Oroville, WA by traveling 7 miles northwest along the Loomis Oroville road on the northside of the Similkameen River.

The For Jeannie property lies in the interior region of northern Washington State in the Dry Interior belt. The area experiences about 15" of precipitation annually of which about 20% may occur as a snow equivalent. The summers can experience very hot weather while the winters can be cold, but for shorter periods of time.

Much of this area of the interior plateau, with its open rolling hills, hosts patches of Ponderosa pine and Douglas fir and groves of aspen in the wetter areas. The general area still supports an active logging industry. Mining holds an historical and somewhat contemporary place in the development and economic well being of the area.

The City of Spokane, Washington which lies 175 miles southeast of the property offers most of the necessary infrastructure required to base and carry-out an exploration and mine development program. The Town of Oroville which lies 7 miles to the southeast offers the necessary amenities to carry-out exploration of the property (accommodations, communications, equipment and supplies).

There is not a plant or any equipment currently located on the property. The initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available.

As exploration work is conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding phase.

The cost of the exploration program is $7,000 for the initial phase of exploration, $14,000 for the contingent second phase and $40,000 for the contingent third phase. The fieldwork for Phase 1 of the exploration program was completed in August 2007.

Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE MINERAL CLAIM

The For Jeannie Mineral Claim was staked is recorded in the name of Rite Time Mining, Inc. and is in good standing to September 1, 2008. The fees paid to the BLM (Bureau of Land Management) were $680.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

They claim was recorded with the County and the BLM. In August 2007 we were required to make a filing that disclosed our intent to do fieldwork and record it as assessment work with the BLM.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The claims are motor vehicle accessible from the Town of Oroville, WA by traveling 7 miles northwest along the Loomis Oroville road on the northside of the Similkameen River.

The For Jeannie property lies in the interior region of northern Washington State in the Dry Interior belt. The area experiences about 15" of precipitation annually of which about 20% may occur as a snow equivalent. The summers can experience very hot weather while the winters can be cold, but for shorter periods of time.

Much of this area of the interior plateau, with its open rolling hills, hosts patches of Ponderosa pine and Douglas fir and groves of aspen in the wetter areas. The general area still supports an active logging industry. Mining holds an historical and somewhat contemporary place in the development and economic well being of the area.

The City of Spokane, Washington which lies 175 miles southeast of the property offers most of the necessary infrastructure required to base and carry-out an exploration and mine development program. The Town of Oroville which lies 7 miles to the southeast offers the necessary amenities to carry-out exploration of the property (accommodations, communications, equipment and supplies).

The claim area ranges in elevation from 2,000' to 2,500' mean sea level. The physiographic setting of the property can be described as rounded, open range with pockets of Ponderosa pine and Douglas fir and scattered clusters of aspens on a gentle southern slope of Mt. Kruger. The area has been superficially altered both by the erosional and the depositional (drift cover) effects of glaciations. Thickness of drift cover in the valleys may vary considerably. Fresh water lakes and small streams are quite abundant in the area.

                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

The recorded mining history of the general area dates from the 1890's when gold miners passed through the area, often heading further north. Some placer gold occurrences were discovered in the area about the same time, but the bulk of the more significant lode gold and base metal discoveries were made in the late 1930's and early 1940's in the vicinity of the Similkameen River drainage. The For Jeannie property (formerly the Blanche property) appears to have undergone its main exploration and development work in 1938 as a gold-silver lode occurrence. The property underwent testing with two adits, 80' and 100' in length and two 10' deep shafts. Reported assays of gold and silver were gross valued at a combined $56/ton at 1938 prices across widths of 42" - 48".

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geological mapping relied upon in this report was obtained from the compilation map of the geology of the State of Washington, 1961. The general area is seen to be underlain by northerly trending rock assemblages deposited during the Paleozoic and Mesozoic eras. The oldest rock units trend northerly and are often fault bounded on the east and west sides which may account for these units currently being exposed at the surface and in contact with much younger rocks. These old faults may have a position of importance in the upward migration of hydrothermal fluids and accompanying mineralization.

LOCAL GEOLOGY

The local geological mapping was gleaned from a good coverage by government geological surveys on both sides of the 49th parallel. The three broad rock assemblages are observed in the area, older metamorphic (changed textures and rock minerals), the later intrusive igneous rocks and the younger volcano-sedimentary rocks and their possible accompanying intrusive sources.

PROPERTY GEOLOGY

The geology of the For Jeannie property and close-by areas may be described as being underlain by the younger Mesozoic age intrusive units of a wide ranging compositional character and the older Pre-Cambrian metamorphic rocks. Subsequently structural events that created the necessary receptiveness by faulting and fracturing of the host rocks to accept the alteration and mineralization observed in the quartz-welded zones or veins containing the gold.

DEPOSIT TYPE

The deposit types that are found occurring in the area are quartz vein systems that host many of the lode gold occurrences. Limestone replacement and skarn zones are not an infrequent type of base and precious metal occurrence in the larger area. There is much masking of bedrock and alteration and mineralization with the generally thinner veneer of glacial debris cover and subsequent soil development.

Geophysical techniques may be most effective in the covered areas as a follow-up to prospecting, trenching and sampling of the phase one program.

MINERALIZATION

Our consulting geologist has observed in places within the general area pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences that lie peripheral to the porphyry-type occurrence in the enclosing and underlying intrusives and the overlying volcanic tuffs (volcanic skarn). These occurrences were observed in the massive volcanic units and in medium grain-sized intrusive rock within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock. Alteration accompanying the pyritization is often observed as epidote-chlorite-calcite-(sericite)-magnetite, as a propylitic alteration assemblage.

The mineralization encountered at the For Jeannie mineral claims is reportedly as gold and silver within a quartz (vein) or larger fracture-welded zone.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Washington State specifically. We will also be subject to the regulations of the Bureau of Land Management.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Linda Farrell. Ms. Farrell currently devotes 5 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement becomes effective, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We commenced exploration on the Jeannie Mineral Claims in August 2007. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on May 2, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WITHOUT ADDITIONAL FUNDING WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN.

     Our current operating funds are less than necessary to complete the intended exploration program on our mineral claim. As of November 30, 2007, we had cash in the amount of $21,499. We currently have limited operations and we have no income.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR RITE TIME MINING, INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 6 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver or other minerals. We have a geological report detailing previous exploration in the area, and the claim has been staked per BLM regulations. However; there is the possibility that the previous work was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the mining roads providing access to our claim to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Ms. Linda Farrell, our sole officer and director, currently devotes approximately 5 hours per week providing management services to us. While she presently possesses adequate time to attend to our interests, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property. We currently utilize space provided to us on a rent free basis from our director, Ms. Farrell. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended November 30, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "RTME". There has been no active trading market.

Of the 2,750,000 shares of common stock outstanding as of November 30, 2007, 1,500,000 shares are owned by Linda Farrell, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of November 30, 2007, we have 2,750,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer, Inc.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and

"offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2007.

ITEM 6. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $16,001 in expenses through November 30, 2007.

The following table provides selected financial data about our company for the years ended November 30, 2007 and 2006.

             Balance Sheet Data:           11/30/07         11/30/06
             -------------------           --------         --------
             Cash                          $21,499          $ 4,854
             Total assets                  $21,499          $ 4,854
             Total liabilities             $ 5,000          $     0
             Shareholders' equity          $16,499          $ 4,854

Cash provided by financing activities for the year ended November 30, 2007 was $25,000 resulting from the sale of 1,250,000 shares to 27 independent investors. Cash provided by financing since inception was $7,500 from the sale of shares to our officer and director and the $25,000 resulting from the sale of our common stock to 27 independent investors

PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $21,499. If we experience a shortage of funds, our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution.

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

ITEM 7. FINANCIAL STATEMENTS.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rite Time Mining, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Rite Time Mining, Inc. (A Development Stage Company) as of November 30, 2007 and November 30, 2006, and the related statements of operations, stockholders' equity and cash flows through November 30, 2007 and November 30, 2006, and Inception on May 3, 2006 through November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rite Time Mining, Inc. (A Development Stage Company) as of November 30, 2007 and the results of its operations and its cash flows through November 30, 2007 and November 30, 2006, and Inception on May 3, 2006 through November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred accumulated losses of $16,001 through November 30, 2007 and has had no sales, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------

Moore & Associates Chartered
Las Vegas, Nevada
December 17, 2007

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                             Rite Time Mining, Inc.
                          (A development stage company)
                                  Balance Sheet

                                                     As of              As of
                                                   Year Ended         Year Ended
                                                   11/30/2007         11/30/2006
                                                   ----------         ----------
ASSETS
Current Assets
  Cash                                              $ 21,499           $  4,854
                                                    --------           --------
Total Current Assets                                  21,499              4,854

Fixed Asstes
  Total Fixed Assets                                      --                 --
                                                    --------           --------

Total Assets                                        $ 21,499           $  4,854
                                                    ========           ========

LIABILITIES
  Current Liabilities                               $  5,000
                                                    --------
Total Current Liabilities                              5,000
                                                    --------

Long term Liabilities                                                  $     --
                                                    --------           --------

Total Liabilities                                   $  5,000
                                                    ========           ========
EQUITY
  Additional Paid in Capital                        $ 29,750              6,000
  Common Stock par value 0.001 per share,
   75,000,000 Shares authorized                        2,750              1,500
   2,750,000 shares Issued and outstanding
  Retained Earnings                                   (2,646)            (2,646)
  Net Income                                         (13,355)
                                                    --------           --------
Total Stockholders Equity                             16,499              4,854
                                                    --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY           $ 21,499           $  4,854
                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                                Income Statement

                                                                                 Inception Through
                                           Year Ended           Year Ended           Year Ended
                                           11/30/2007           11/30/2006           11/30/2007
                                           ----------           ----------           ----------
Revenue                                    $       --           $       --           $       --
                                           ----------           ----------           ----------
Expenses
  Accounting & Legal Fees                       5,100                   --                5,100
  Bank Service Charge                             136                   24                  160
  Incorporation                                                        850                  850
  Licenses and Permits                            100                  100                  200
  Minersl Expenditures                          4,250                                     4,250
  Office Expense                                1,979                  266                2,245
  Professional fees                               850                                       850
  Transfer Agent fees                             941                                       941
                                           ----------           ----------           ----------
Total Expenses                                 13,356                1,240               14,596

Other Income (expenses)
  Recognition of an Impairment Loss
  (Mineral Claims)                                                                        1,410
                                           ----------           ----------           ----------
Income
  Interest Income                                   1                    4                    5

Net Income (Loss)                          $  (13,355)          $   (1,236)          $  (16,001)
                                           ==========           ==========           ==========

Basic & Diluted (Loss) per Share           $       --           $       --
                                           ==========           ==========

Weighted Average Number of Shares           2,339,137            1,500,000
                                           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                         (A development stage company)
                       STATEMENT OF STOCKHOLDER'S EQUITY
       From Inception May 3, 2006 to Current Year ended November 30, 2007

                                                                                   Deficit
                                                                                 Accumulated
                                                                                   During
                                              Common Stock           Paid in     Development    Total
                                          Shares         Amount      Capital        Stage      Equity
                                          ------         ------      -------        -----      ------
Shares issued to founders at
 $0.005 per share, par value .0001       1,500,000       $ 1,500     $ 6,000     $             $  7,500

Net (Loss) for period                                                              (2,646)       (2,646)
                                        ----------       -------     -------     --------      --------
Balance, Nov. 30, 2006                   1,500,000         1,500       6,000       (2,646)        4,854

Common Shares issued for Cash
on 3/29/07 @.02 per share                  795,000           795      15,105
on 4/3/07 @ .02 per share                   80,000            80       1,520
on 4/4/07 @ .02 per share                  200,000           200       3,800
on 4/16/07 @ .02 per share                 175,000           175       3,325                     25,000
Net (Loss)                                                                        (13,355)      (13,355)
                                        ----------       -------     -------     --------      --------

BALANCE, NOV. 30, 2007                  $2,750,000       $ 2,750     $29,750     $(16,001)     $ 16,499
                                        ==========       =======     =======     ========      ========

   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                          (A development stage company)
                             Statement of Cash Flows

                                                                                            Inception Through
                                                          Year Ended         Year Ended         Year Ended
                                                          11/30/2007         11/30/2006         11/30/2007
                                                          ----------         ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $(13,355)          $ (2,646)          $(16,001)
                                                           --------           --------           --------
          NET CASH FROM OPERATING ACTIVITIES                (13,355)            (2,646)           (16,001)

NET CASH AFTER OPERATING ACTIVITIES                         (13,355)            (2,646)           (16,001)

CASH FLOW FROM INVESTING ACTIVITIES

          NET CASH FROM FINANCING ACTIVITIES                  5,000                 --              5,000
                                                           --------           --------           --------
NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES            (8,355)            (2,646)           (11,001)

CASH FLOW FROM FINANCING ACTIVITIES
  Shares Issued at Founders, @ $0.005 Per Share                  --              7,500              7,500
   1,250,000 Shares Issued @ .02 Per Share                   25,000                 --             25,000
                                                           --------           --------           --------
          NET CASH FROM INVESTING ACTIVITIES                 25,000              7,500             32,500

NET CASH AFTER OPERATING, FINANCIAL
 AND INVESTING ACTIVITIES                                    16,645              4,854             21,499

Cash at Beginning of Period                                   4,854                 --                 --
                                                           --------           --------           --------

CASH AT END OF PERIOD                                      $ 21,499           $  4,854           $ 21,499
                                                           ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007


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

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended November 30, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 16,001. since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

While the Company is seeking additional capital, Ms. Farrell has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Farrell was $5,000 on November 30, 2007.

                             RITE TIME MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007


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

On April 4, 2007 the Company issued a total of 200,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $4,000

On April 16, 2007 the Company issued a total of 175,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $3,500

As of November 30, 2007 the Company had 2,750,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,750,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officer and directors of Rite Time Mining, Inc., whose one year terms will expire on 06/30/08, or at such a time as her successor(s) shall be elected and qualified is as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Linda Farrell                45     President,       5/2/06           6/30/08
47395 Monroe St. #274               Secretary,
Indio, CA  92201                    Treasurer,
                                    CFO, CEO &
                                    Director

The foregoing person is a promoter of Rite Time Mining, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Ms. Farrell currently devotes 5 hours per week to company matters. In the future Ms. Farrell intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUME

March 2005 - present
Currently employed as an Administrative Assistant by Claridge & Associates, Ltd, a consulting firm located in Rancho Mirage, California. Job duties include administrative work, general office duties and attending to personal tasks for my employer.

October 2000 - March 2005
Employed as an Administrative Assistant by Fulford Partners Ltd., a consulting firm located in Rancho Mirage, California. Job duties included administrative work, general office duties and attending to personal tasks for my employer.

Education

1980 - 1983 - Fullerton College, in Fullerton, California, almost completing my Associate of Arts degree.

2000 - 2001 - College of the Desert, in Palm Desert, California completed my Associate of Arts degree in Liberal Arts.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Ms. Farrell.

                           Summary Compensation Table

                                                 Other
 Name &                                          Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs($)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
L Farrell        2007       -0-        -0-         -0-           -0-           -0-         -0-        -0-
President        2006       -0-        -0-         -0-           -0-           -0-         -0-        -0-

There are no current employment agreements between the company and its executive officer.

On May 11, 2006, a total of 1,500,000 shares of common stock were issued to Ms. Farrell in exchange for cash in the amount of $7,500 U.S., or $.005 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Ms. Farrell currently devotes approximately 5 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Rite Time Mining, Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Linda Farrell                      1,500,000              55%

     All Officers and
      Directors as a Group              1,500,000              55%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation *
      3(ii)         Bylaws *
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-140900.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $5,100 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2007.

For the year ended November 30, 2006, the total fees charged to the company for audit services, including interim reviews, were 5,100, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Linda Farrell                                              January 8, 2008
-------------------------------------                          ---------------
Linda Farrell, President                                             Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)