Form 10QSB
period 2008-02-29
Rite Time Mining, Inc.
filed 2008-03-28
CIK 1375596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 29, 2008

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

There were 2,750,000 shares of Common Stock outstanding as of February 29, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended February 29, 2008, prepared by the company, immediately follow.

                             Rite Time Mining, Inc.
                         (An exploration stage company)
                                  Balance Sheet

                                                                   As of             As of
                                                               Quarter Ended       Year Ended
                                                                 2/29/2008          11/30/07
                                                                 ---------          --------
                                                                                    Audited
ASSETS
Current Assets
  Cash                                                           $ 16,664           $ 21,499
                                                                 --------           --------
Total Current Assets                                               16,664             21,499

Fixed Asstes
Total Fixed Assets
                                                                 --------           --------

      Total Assets                                               $ 16,664           $ 21,499
                                                                 ========           ========

LIABILITIES
Current Liabilities                                                 5,000              5,000
                                                                 --------           --------
Total Current Liabilities                                        $  5,000           $  5,000
                                                                 --------           --------

Long term Liabilities

      Total Liabilities                                             5,000              5,000
                                                                 ========           ========
EQUITY
75,000,000 common shares authorized at $.001 par value
2,750,000 common shares Issued and outstanding                      2,750              2,750
Additional Paid in Capital                                         29,750             29,750
Accumulated Deficit during Exploration Stage                      (20,836)           (16,001)
                                                                 --------           --------
     Total Stockholders Equity                                     11,664             16,499
                                                                 --------           --------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                   $ 16,664           $ 21,499
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                         (An exploration stage company)
                                Income Statement

                                                                                        Inception Through
                                        Three Months Ended     Three Months Ended     Current Quarter Ended
                                            2/29/2008              2/28/2007                2/29/2008
                                           ----------             ----------               ----------
Revenue                                    $       --             $       --               $       --
                                           ----------             ----------               ----------
Expenses
  Accounting & Legal Fees                       2,000                  2,000                    7,100
  Bank Service Charge                                                     76                      160
  Incorporation                                                                                   850
  Licenses and Permits                                                                            200
  Mineral Expenditures                          2,500                  3,500                    6,750
  Office Expense                                  180                    530                    2,425
  Professional Fees                                                      675                      850
  Transfer Agent fees                             155                     --                    1,096
                                           ----------             ----------               ----------
Total Expenses                                  4,835                  6,781                   19,431

Other Income (expenses)
Recognition of an Impairment Loss
(Mineral Claims)                                                                                1,410
                                           ----------             ----------               ----------
Income
  Interest Income                                                                                   5

Net Income (Loss)                          $   (4,835)            $   (6,781)              $  (20,836)
                                           ==========             ==========               ==========

Basic & Diluted (Loss) per Share                   --                     --
                                           ==========             ==========

Weighted Average Number of Shares           2,750,000              1,500,000
                                           ==========             ==========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                         (An exploration stage company)
                        Statement of Stockholder's Equity
      From Inception May 3, 2006 to Current quarter ended February 29, 2008


                                                                                   Deficit
                                                                                 Accumulated
                                                                                   During
                                              Common Stock           Paid in     Development    Total
                                          Shares         Amount      Capital        Stage      Equity
                                          ------         ------      -------        -----      ------
Common Shares issued to
founders at $0.005 per share,
par value $.001                         1,500,000        $ 1,500     $  6,000                 $   7,500

Net (Loss) for period                                                            $  (2,646)   $  (2,646)
                                      -----------        -------     --------    ---------    ---------
BALANCE, NOV. 30, 2006                  1,500,000        $ 1,500     $  6,000    $  (2,646)   $   4,854

Common Shares issued for Cash           1,250,000        $ 1,250     $ 23,750                 $  25,000
Net (Loss) for period                                                            $ (13,355)   $ (13,355)
                                      -----------        -------     --------    ---------    ---------
BALANCE, NOV. 30, 2007                  2,750,000        $ 2,750     $ 29,750    $ (16,001)   $  16,499

Common Shares issued for Cash
Net (Loss) for period                                                            $  (4,835)   $  (4,835)
                                      -----------        -------     --------    ---------    ---------
BALANCE, FEB. 29, 2008                  2,750,000        $ 2,750     $ 29,750    $ (20,836)   $  11,664
                                      ===========        =======     ========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining, Inc.
                         (An exploration stage company)
                             Statement of Cash Flows

                                                                                                     Inception Through
                                                     Three Months Ended     Three Months Ended     Current Quarter Ended
                                                         2/29/2008              2/28/2007                2/29/2008
                                                         ---------              ---------                ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $ (4,835)              $ (6,781)                $(20,836)
                                                         --------               --------                 --------
      NET CASH FROM OPERATING ACTIVITIES                   (4,835)                (6,781)                 (20,836)

NET CASH AFTER OPERATING ACTIVITIES                        (4,835)                (6,781)                 (20,836)

CASH FLOW FROM INVESTING ACTIVITIES

      NET CASH FROM FINANCING ACTIVITIES                       --                  5,000                    5,000
                                                         --------               --------                 --------

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES        $ (4,835)              $ (1,781)                $(15,836)

CASH FLOW FROM FINANCING ACTIVITIES
  Shares Issued at Founders, @ $0.005 Per Share                --                     --                    7,500
  1,250,000 Shares Issued @ .02 Per Share                      --                     --                   25,000
                                                         --------               --------                 --------
      NET CASH FROM INVESTING ACTIVITIES                       --                     --                   32,500

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING
 ACTIVITIES                                                (4,835)                (1,781)                  16,664

Cash at Beginning of Period                                21,499                  4,854                       --
                                                         --------               --------                 --------
CASH AT END OF PERIOD                                    $ 16,664               $  3,073                 $ 16,664
                                                         ========               ========                 ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                       $     --               $     --
                                                         ========               ========
  Income Taxes                                           $     --               $     --
                                                         ========               ========


   The accompanying notes are an integral part of these financial statements.

                             Rite Time Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

                             Rite Time Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended February 29, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                             Rite Time Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS NO. 155 amends SFAS NO. 140, "Accounting for the Impairment or disposal of Long-Lived Assets" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement NO. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earning or the amortization and impairment requirement of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives t qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

These statements are not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 20,836. since its inception and

                             Rite Time Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 6 - GOING CONCERN (CONTINUED)

requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Linda Farrell, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Ms. Farrell has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Farrell was $5,000 on February 29, 2008.

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

                             Rite Time Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


On April 4, 2007 the Company issued a total of 200,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $4,000

On April 16, 2007 the Company issued a total of 175,000 shares of common stock for cash in the amount of $0 .02 per share for a total of $3,500

As of February 29, 2008 the Company had 2,750,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,750,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,835 and $6,781 for the three month periods ended February 29, 2008 and February 28, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We had no revenues for the three month periods ended February 29, 2008 and February 28, 2007.

As of February 29, 2008 there was $5,000 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our net loss from inception through February 29, 2008 was $20,836.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $16,664. If we experience a shortage of funds during our exploration stage our director has informally agreed to advance funds to allow us to pay for operating expenses and filing fees for our required reports, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

PLAN OF OPERATION

The consulting geologist, James McLeod completed the field work required for Phase 1 of our exploration program on the Jeannie 1-4 Mineral Claims in August 2007. The cost of Phase 1 was $6,000. He has provided the company with a report that outlines his recommendations regarding any further exploration on the property based on the completed field work. We are currently reviewing his recommendations. If we decide to proceed he has estimated the further exploration work would cost $20,000. We anticipate spending $7,800 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs in the next 12 months. Total expenditures over the next 12 months are expected to be approximately $27,800 if we proceed with further exploration. We will require additional funding to proceed with phase two and any subsequent work on the claim, we have no current plans on how to raise the additional funding.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of February 29, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-140900.

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

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by Rite Time Mining Inc. Accordingly; no pro forma compensation expense is reported in these financial statements.

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

March 27, 2008                  Rite Time Mining, Inc., Registrant


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

March 27, 2008                  Rite Time Mining, Inc., Registrant


                                By: /s/ Linda Farrell
                                   ---------------------------------------------
                                   Linda Farrell, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer