Form 10QSB
period 2008-05-31
Federal Sports & Entertainment, Inc.
filed 2008-07-14
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-140900

FEDERAL SPORTS & ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4856983
(State of incorporation)	(IRS Employer Identification No.)

47395 Monroe Street, #274
Indio, CA 92201
(Address of principal executive offices)

(760) 393-8009
(Issuer’s telephone number)

Rite Time Mining, Inc.
(Former Name)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2008, there were 10,010,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	6-Months ended	Year Ended 11/30/07
	5/31/2008	Audited
ASSETS
Current Assets
Cash	$7,780	$21,499
Total Current Assets	7,780	21,499

Fixed Asstes
Total Fixed Assets

Total Assets	$7,780	$21,499

LIABILITIES
Accounts Payable - Gottbetter & Partners	15,027
Current Liabilities	-	5,000
Total Current Liabilities	$15,027	$5,000

Long term Liabilities	-	-

Total Liabilities	15,027	5,000
EQUITY
10,000,000 Preferred Shares authorized at $0.001 par value.Zero Preferred Shares Issued and outstanding 300,000,000 Common Shares authorised at $0.001 par value
10,010,000 common shares Issued and outstanding	10,010	5,500
Additional Paid in Capital	22,490	27,000
Accumulated Deficit during Exploration Stage	(39,747)	(16,001)
Total Stockholders Equity	(7,247)	16,499

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$7,780	$21,499

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An Exploration Stage Company)
Statements of Operations
					From May 3, 2006
					(Inception) Through
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Current quarter ended
	5/31/2008	5/31/2007	5/31/2008	5/31/2007	5/31/2008
Revenue	$-	$	$	$	$-

Expenses

Accounting & Legal Fees	2,050	900	4,050	2,900	9,150
Bank Service Charge	25	36		112	185
Incorporation	4,627		1,174		5,477
Licenses and Permits		100		100	200
Mineral Expenditures			2,500	3,500	6,750
Office Expense	12,109	474	740	1,004	14,534
Professional Fees		175		850	850
Transfer Agent fees	100	500	255	500	1,196
Total Expenses	18,911	2,185	8,719	8,966	38,342

Other Income (expenses)
Recognition of an Impairment Loss
(Mineral Claims)					1,410

Income
Interest Income				1	5

Net Income (Loss)	$(18,911)	$(2,185)	$(8,719)	$(8,965)	$(39,747)

Basic & Diluted (Loss) per Share	-	-

Weighted Average Number of Shares	10,010,000	4,685,544	5,500,000	3,852,032

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
From Inception May 3, 2006 to Current Quarter Ended May 31, 2008

				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Common Shares issued on 8/4/06 to founders at $0.0025 per share, par value $.001	3,000,000	$3,000	$4,500		$7,500

Net (Loss) for period				$(2,646)	$(2,646)
Balance, Nov. 30th 2006	3,000,000	$3,000	$4,500	$(2,646)	$4,854

Common Shares on 3/29/07 issued for Cash	1,590,000	$1,590	$14,310		$15,900
Common Shares on 4/3/07 issued for Cash	160,000	$160	$1,440		$1,600
Common Shares on 4/4/07 issued for Cash	400,000	$400	$3,600		$4,000
Common Shares on 4/10/07 issued for Cash	350,000	$350	$3,150		$3,500
Net (Loss) for period				$(13,355)	$(13,355)
Balance, Nov. 30, 2007	5,500,000	5,500	27,000	(16,001)	$16,499

Common Shares issued for Cash
Net (Loss) for period				$(4,835)	$(4,835)
Balance, Feb. 29, 2008	5,500,000	5,500	27,000	(20,836)	$11,664

Common Shares issued on 4/10/08 to Director for services rendered	4,510,000	$4,510	$(4,510)
Net (Loss) for period				$(18,911)	$(18,911)
Balance, May 31, 2008	10,010,000	10,010	22,490	(39,747)	$(7,247)

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

					From May 3, 2006
					(Inception) Through
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Current quarter ended
	5/31/2008	5/31/2007	5/31/2008	5/31/2007	5/31/2008

Operating Activities
Net Income (Loss)	$(18,911)	$(2,185)	$(8,719)	(8,965)	(39,747)
Increase (decrease) in accounts payable	15,027				15,027
Net Cash from Operating Activities	(3,884)	(2,185)	(8,719)	(8,965)	(24,720)

Net CashAfter Operating Activities.	(3,884)	(2,185)	(8,719)	(8,965)	(24,720)

Investing Activities
Net Cash from Financing Activities	(5,000)	-	(5,000)	5,000	-

Net Cash after Operating and Financial Activities	$(8,884)	$(2,185)	$(13,719)	(3,965)	(24,720)

Financing Activities
Shares Issued at Founders, @ $0.005 Per Share	-	-			7,500
5,000,000 Shares Issued @ .01 Per Share		25,000		25,000	25,000
Net Cash from Investing Activities	-	25,000	-	25,000	32,500

Net Cash Before Income Taxes	(8,884)	22,815	(13,719)	21,035	7,780
Provision for Income Tax	-	-	-	-
Net Cash After Taxes	(8,884)	22,815	(13,719)	21,035	7,780

Cash at Beginning of Period	16,664	3,074	21,499	4,854	-
Cash at end of Period	$7,780	$25,889	$7,780	25,889	7,780

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Rite Time Mining Inc. (the Company) was incorporated on May 3, 2006 under the laws of the State of Nevada. The Company is primarily engaged in the acquisition and exploration of mining properties.

On April 14, 2008 the Company filed Amended and Restated Articles of Incorporation changing their name from Rite Time Mining, Inc. to Federal Sports & Entertainment, Inc.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 39,747 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3– RECENT STOCK TRANSACTIONS

On April 10, 2008 the Company issued a total of 2,255,000 to one director for services rendered.

On April 14, 2008 the Company filed Amended and Restated Articles of Incorporation increasing their authorized capital stock from 75,000,000 shares of common stock, par value $0.001 to 300,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

On April 11, 2008, the Board of Directors approved a 2 for 1 forward stock split in the form of a dividend, effective April 25, 2008.

NOTE 4 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2008:

Preferred stock, $.0.001 par value: 10,000,000 shares authorized, Zero issued and outstanding,

Common stock, $0.001 par value: 300,000,000 shares authorized and 10,010,000 shares issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We were incorporated in the State of Nevada on May 3, 2006. We intended to engage in the acquisition, exploration and development of mineral deposits and reserves, but we have been unsuccessful in this area. Our consulting geologist, James McLeod, completed the field work required for Phase 1 of our exploration program on the Jeannie 1-4 Mineral Claims in August 2007 and that is the only operations we have engaged in. We have determined that we can not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

On April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008 and effective on May 6, 2008, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities or loans from our sole officer. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2008	FEDERAL SPORTS & ENTERTAINMENT, INC.

	By:	/s/ Linda Farrell
Name: Linda Farrell
Title: Principal Executive Officer and Principal Financial Officer