Form 10QSB
period 2008-08-31
Federal Sports & Entertainment, Inc.
filed 2008-10-14
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-140900

FEDERAL SPORTS & ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4856983
(State of incorporation)	(IRS Employer Identification No.)

7080 Donlon Way, Suite 109
Dublin, CA 94568
(Address of principal executive offices)

(925) 226-2889
(Issuer’s telephone number)

47395 Monroe Street, #274
Indio, CA 92201
(Former Address)

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

As of August 31, 2008, there were 10,010,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Federal Sports & Entertainment, Inc.
(An Exploration Stage Company)
Balance Sheets

		As of
	As of 9-Months ended	Year Ended 11/30/07
	8/31/2008	Audited
ASSETS
Current Assets
Cash	$2,621	$21,499
Total Current Assets	2,621	21,499

Fixed Asstes
Total Fixed Assets

Total Assets	$2,621	$21,499

LIABILITIES
Accounts Payable - Gottbetter & Partners	51,236
Current Liabilities	-	5,000
Total Current Liabilities	$51,236	$5,000

Long term Liabilities	-	-

Total Liabilities	51,236	5,000
EQUITY
10,000,000 Preferred Shares authorized at $0.001 par value. Zero Preferred Shares Issued and outstanding 300,000,000 Common Shares authorised at $0.001 par value 10,010,000 common shares Issued and outstanding	10,010	5,500
Additional Paid in Capital	22,490	27,000
Accumulated Deficit during Exploration Stage	(81,115)	(16,001)
Total Stockholders Equity	(48,615)	16,499

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$2,621	$21,499

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc.
(An Exploration Stage Company)
Statements of Operations

					From May 3, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception) Through Current quarter
	Ended 8/31/2008	Ended 8/31/2007	Ended 8/31/2008	Ended 8/31/2007	ended 8/31/2008
Revenue	$-	$	$	$	$-

Expenses

Accounting & Legal Fees	7,195	1,100	11,245	4,000	16,345
Bank Service Charge		36	25	148	185
Incorporation			4,627		5,477
Licenses and Permits				100	200
Mineral Expenditures		750	2,500	4,250	6,750
Office Expense	34,173	365	46,461	1,369	48,707
Professional Fees				850	850
Transfer Agent fees			255	500	1,196
Total Expenses	41,368	2,251	65,113	11,217	79,710

Other Income (expenses)
Recognition of an Impairment Loss
(Mineral Claims)					1,410

Income
Interest Income				1	5

Net Income (Loss)	$(41,368)	$(2,251)	$(65,113)	$(11,216)	$(81,115)

Basic & Diluted (Loss) per Share	-	-

Weighted Average Number of Shares	10,010,000	2,750,000	7,845,200	2,202,682

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
From Inception May 3, 2006 to Current quarter ended August 31, 2008

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at Inception on May 3, 2006		$-		$-	$-	$-	$-

Common Stock issued to founders at $0.0025 per share, (par value $.001) on 8/4/06			3,000,000	$3,000	$4,500		$7,500

Net loss for the period from inception on May 3, 2006 to Nov. 30, 2006						$(2,646)	$(2,646)
Balance, Nov. 30th 2006		$-	3,000,000	$3,000	$4,500	$(2,646)	$4,854

Common Stock (par $0.001) issued at $0.01 on 3/29/07			1,590,000	$1,590	$14,310		$15,900
Common Stock (par $0.001) issued at $0.01 on 4/3/07			160,000	$160	$1,440		$1,600
Common Stock (par $0.001) issued at $0.01 on 4/4/07			400,000	$400	$3,600		$4,000
Common Stock (par $0.001) issued at $0.01 on 4/10/07			350,000	$350	$3,150		$3,500
Net (Loss) for the period ending Nov.30, 2007						$(13,355)	$(13,355)
Balance, Nov. 30, 2007		$-	5,500,000	5,500	27,000	(16,001)	$16,499

Common Shares issued for Cash
Net (Loss) for the period ending Feb. 29, 2008						$(4,835)	$(4,835)
Balance, Feb. 29, 2008		$-	5,500,000	5,500	27,000	(20,836)	$11,664

Common Stock (par $0.001) issued on 4/10/08 to Director for services rendered			4,510,000	$4,510	$(4,510)
Net (Loss) for the period ending May 31,2008						$(18,911)	$(18,911)
Balance, May 31, 2008		$-	10,010,000	10,010	22,490	(39,747)	$(7,247)

Net (Loss) for the period ending Aug. 31, 2008						$(41,368)	$(41,368)
Balance, August 31, 2008		$-	10,010,000	10,010	22,490	(81,115)	$(48,615)

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Three Months	Three Months	Nine Months	Nine Months	(Inception) Through Current quarter
	Ended 8/31/2008	Ended 8/31/2007	Ended 8/31/2008	Ended 8/31/2007	ended 8/31/2008

Operating Activities
Net Income (Loss)	$(41,368)	$(2,251)	$(65,113)	(11,216)	(81,115)
Increase (decrease) in accounts payable	36,209		51,236		51,236
To reconcile cash balance			(1)
Net Cash from Operating Activities	(5,159)	(2,251)	(13,878)	(11,216)	(29,879)

Net CashAfter Operating Activities.	(5,159)	(2,251)	(13,878)	(11,216)	(29,879)

Investing Activities
Shares Issued at Founders, @ $0.005 Per Share	-	-			7,500
5,000,000 Shares Issued @ .01 Per Share				25,000	25,000
Net Cash from Investing Activities	-	-	-	25,000	32,500

Net Cash after Operating and Investing Activities	$(5,159)	$(2,251)	$(13,878)	13,784	2,621

Financing Activities
Net Cash from Financing Activities		-	(5,000)	5,000	-
Net Cash Before Income Taxes	(5,159)	(2,251)	(18,878)	18,784	2,621
Provision for Income Tax	-	-	-	-
Net Cash After Taxes	(5,159)	(2,251)	(18,878)	18,784	2,621

Cash at Beginning of Period	7,780	25,889	21,499	4,854	-
Cash at end of Period	$2,621	$23,638	$2,621	23,638	2,621

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2007 audited financial statements. The results of operations for the periods ended August 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 81,115 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – SUBSEQUENT EVENTS

On September 9, 2008, the Company entered into a 0 % Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, "John Thomas B.O.F.")  Under the terms of the Agreement, the Company borrowed the principal amount of $500,000, which is to be repaid in full on or before December 8, 2009, unless the Note is converted or redeemed before such date.  The Note terms grant John Thomas B.O.F. the ability to convert any or all of the outstanding note balance into equity units of the Company, at $1.00 per unit.  Each unit consists of one share of the Company’s common stock, and one-half purchase warrant.  The purchase warrants have an exercise price of $2.00 per share, and expire five years from the date of conversion.

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

Subsequent Events

On September 30, 2008, our sole member of our Board of Directors, Ms. Linda Farrell (i) by written consent in lieu of a meeting, appointed David Rector as a director to hold office until our next annual meeting of shareholders and to serve until his successor is duly elected and qualified, or until his earlier resignation or removal, and (ii) resigned effective as of September 30, 2008 from her position as sole member of our Board of Directors. Ms. Farrell’s resignation did not result from any disagreement between her and us. See our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2008 for Mr. Rector’s five year employment history.

As further described on our Form 8-K filed with the SEC on September 15, 2008, on September 9, 2008, we closed on the offer and sale of $500,000 principal amount of our 0% Secured Convertible Promissory Notes (the “Investor Notes”) to one accredited investor (the “Investor”). The Investor Notes were offered in a private placement (the “Notes Offering”) to a limited number of accredited investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act.

We used the $500,000 gross proceeds from the Investor Notes to provide bridge financing (“Bridge Financing”) to Diamond Sports & Entertainment, Inc. (“Diamond Sports”) to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note from Diamond Sports to the Registrant (the “Bridge Note”).

We entered into a term sheet dated December 12, 2007, as amended, with Diamond Sports pursuant to which it is contemplated that a to be formed, wholly-owned subsidiary of ours will merge with and into Diamond Sports (the “Merger”), as a result of which we will acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports will become a wholly-owned subsidiary of ours. Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball. At this stage, no definitive terms have been agreed to with respect to the proposed Merger. Neither party is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place.

The Investor Notes bear no interest and are for a term of 15 months (“Maturity”). We must redeem the Investor Notes and repay them in full upon the earlier of (i) any financing, merger or acquisition (including the Merger), or any other business combination resulting in cash proceeds to us or Diamond Sports in excess of the aggregate amount of the Investor Notes or (ii) Maturity. The Investor Notes are convertible at the option of the Investor upon closing of the Merger into units (the “Units”), at a conversion price of $1.00 per Unit. Each Unit consists of one share of the Registrant’s common stock, $0.001 par value per share (the “Common Stock”), and one half of one Common Stock purchase warrant, exercisable per whole warrant at a price of $2.00 per share. The shares of Common Stock that would be issued as a result of conversion of the Notes (and upon exercise of the related warrants) carry certain registration rights.

Upon closing of the Merger, we will issue to the Investor for each dollar of principal amount of the Investor Notes: warrants to purchase one (1) share of Common Stock exercisable for a period of five (5) years with an initial exercise price equal to $2.00 per share (the “Warrants”); and one (1) share of Common Stock (the “Shares”). In the event of redemption of the Investor Notes prior to the Merger, the Investor(s) shall retain the right to receive the Warrants and the Shares. The Warrants and the Shares will carry “piggyback” registration rights and full ratchet anti-dilution protection. The Warrants will provide for cashless exercise in the event the shares of Common Stock underlying the Warrants are not registered.

The Investor Notes are secured by all of the assets of Diamond Sports and its affiliate, Diamond Concessions, LLC. This security interest is subordinated to that of a certain bank providing an existing credit facility to Diamond Sports. Three of the principal officer/director stockholders of Diamond Sports have pledged all of their shares of capital stock of Diamond Sports to the Investor as security for the Registrant’s obligations under the Investor Notes.

The Bridge Note is unsecured, is for a term of 15 months from the initial closing of the Bridge Financing, and bears no interest. All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger.

If we default under the Investor Notes, the full principal amount of the Investor Notes will, at the Investor’s option, become immediately due and payable in cash. In addition, upon an event of default, the Investor Notes will begin to bear interest at a rate of 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

A default by Diamond Sports under the Bridge Note, including but not limited to the failure to repay the Bridge Note and close the Merger prior to the maturity date of the Bridge Note, will cause the full principal amount of the Bridge Note, at the Investor’s option, to become immediately due and payable in cash. In addition, upon an event of default, the Bridge Note will begin to bear interest at a rate of 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate will continue until all defaults are cured.

We engaged Gottbetter Capital Markets, LLC (“Markets”) as our exclusive placement agent for the Notes Offering. For its services, Markets received a commission of 10% of funds raised in the Notes Offering.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
31.1	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2008	FEDERAL SPORTS & ENTERTAINMENT, INC.

	By:	/s/ David Rector
Name: David Rector
Title: Chief Executive Officer