Form 10-Q/A
period 2008-08-31
Federal Sports & Entertainment, Inc.
filed 2009-02-19
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-140900

FEDERAL SPORTS & ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4856983
(State of incorporation)	(IRS Employer Identification No.)

c/o Gottbetter & partners, LLP
488 Madison Avenue, New York, NY 10022
(Address of principal executive offices)

(212) 400-6900
(Issuer’s telephone number)

7080 Donlon Way, Suite 109
Dublin, CA 94568
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An exploration stage company)
Balance Sheets

	As of	As of
	9-Months ended	Year Ended 11/30/07
	8/31/2008	Audited
	"Restated"
ASSETS
Current Assets
Cash	$2,622	$21,499
Total Current Assets	2,622	21,499

Fixed Asstes
Total Fixed Assets

Total Assets	$2,622	$21,499

LIABILITIES
Accounts Payable - Gottbetter & Partners	19,564
Current Liabilities	-	5,000
Total Current Liabilities	$19,564	$5,000

Long term Liabilities	-	-

Total Liabilities	19,564	5,000
EQUITY
10,000,000 Preferred Shares authorized at $0.001 par value. Zero Preferred Shares Issued and outstanding 300,000,000 Common Shares authorised at $0.001 par value
10,010,000 and 5,500,000 common shares Issued and outstanding as of 8/31/08 and 11/30/07 respectively	10,010	5,500
Additional Paid in Capital	22,490	27,000
Accumulated Deficit during Exploration Stage	(49,442)	(16,001)
Total Stockholders Equity	(16,942)	16,499

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$2,622	$21,499

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An exploration stage company)
Statements of Operations

					From May 3, 2006
					(Inception) Through
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Current quarter ended
	8/31/2008	8/31/2007	8/31/2008	8/31/2007	8/31/2008
	"Restated"		"Restated"		"Restated"
Revenue	$-	$	$	$	$-

Expenses

Accounting & Legal Fees	7,195	1,100	11,245	4,000	16,345
Bank Service Charge		36	25	148	185
Incorporation			4,627		5,477
Licenses and Permits				100	200
Mineral Expenditures		750	2,500	4,250	6,750
Office Expense	2,500	365	14,789	1,369	17,034
Professional Fees				850	850
Transfer Agent fees			255	500	1,196
Total Expenses	9,695	2,251	33,441	11,217	48,037

Other Income (expenses)
Recognition of an Impairment Loss (Mineral Claims)					1,410

Income
Interest Income				1	5

Net Income (Loss)	$(9,695)	$(2,251)	$(33,441)	$(11,216)	$(49,442)

Basic & Diluted (Loss) per Share	-	-

Weighted Average Number of Shares	10,010,000	2,750,000	7,845,200	2,202,682

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception May 3, 2006 to Current quarter ended August 31, 2008

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage</f ont>	Equity
Balance at Inception on May 3, 2006		$-		$-	$-	$-	$-

Common Stock issued to founders at $0.0025 per share, (par value $.001) on 8/4/06			3,000,000	$3,000	$4,500		$7,500

Net loss for the period from inception on May 3, 2006 to Nov. 30, 2006						$(2,646)	$(2,646)
Balance, Nov. 30th 2006 (Audited)		$-	3,000,000	$3,000	$4,500	$(2,646)	$4,854

Common Stock (par $0.001) issued at $0.01 on 3/29/07			1,590,000	$1,590	$14,310		$15,900
Common Stock (par $0.001) issued at $0.01 on 4/3/07			160,000	$160	$1,440		$1,600
Common Stock (par $0.001) issued at $0.01 on 4/4/07			400,000	$400	$3,600		$4,000
Common Stock (par $0.001) issued at $0.01 on 4/10/07			350,000	$350	$3,150		$3,500
Net (Loss) for the period ending Nov.30, 2007						$(13,355)	$(13,355)
Balance, Nov. 30, 2007 (Audited)		$-	5,500,000	5,500	27,000	(16,001)	$16,499

Common Shares issued for Cash
Net (Loss) for the period ending Feb. 29, 2008						$(4,835)	$(4,835)
Balance, Feb. 29, 2008		$-	5,500,000	5,500	27,000	(20,836)	$11,664

Common Stock (par $0.001) issued on 4/10/08 to Director for services rendered			4,510,000	$4,510	$(4,510)
Net (Loss) for the period ending May 31,2008						$(18,911)	$(18,911)
Balance, May 31, 2008		$-	10,010,000	10,010	22,490	(39,747)	$(7,247)

Net (Loss) for the period ending Aug. 31, 2008-"Restated"						$(9,695)	$(9,695)
Balance, August 31, 2008-"Restated"		$-	10,010,000	10,010	22,490	(49,442)	$(16,942)

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(An exploration stage company)
Statements of Cash Flows

					From May 3, 2006
					(Inception) Through
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Current quarter ended
	8/31/2008	8/31/2007	8/31/2008	8/31/2007	8/31/2008
	"Restated"		"Restated"		"Restated"

Operating Activities
Net Income (Loss)	$(9,695)	$(2,251)	$(33,441)	(11,216)	(49,442)
Increase (decrease) in accounts payable	4,537		19,564		19,564
To reconcile cash balance
Net Cash from Operating Activities	(5,158)	(2,251)	(13,877)	(11,216)	(29,878)

Net CashAfter Operating Activities.	(5,158)	(2,251)	(13,877)	(11,216)	(29,878)

Investing Activities
Shares Issued at Founders, @ $0.005 Per Share	-	-			7,500
5,000,000 Shares Issued @ .01 Per Share				25,000	25,000
Net Cash from Investing Activities	-	-	-	25,000	32,500

Net Cash after Operating and Investing Activities	$(5,158)	$(2,251)	$(13,877)	13,784	2,622

Financing Activities
Net Cash from Financing Activities		-	(5,000)	5,000	-
Net Cash Before Income Taxes	(5,158)	(2,251)	(18,877)	18,784	2,622
Provision for Income Tax	-	-	-	-
Net Cash After Taxes	(5,158)	(2,251)	(18,877)	18,784	2,622

Cash at Beginning of Period	7,780	25,889	21,499	4,854	-
Cash at end of Period	$2,622	$23,638	$2,622	23,638	2,622

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO RESTATED FINANCIAL STATEMENTS
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

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 49,442 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO RESTATED FINANCIAL STATEMENTS
August 31, 2008

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

NOTE 4 - EXPLANATORY NOTE-RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-Q (“Amendment No. 1”) is being filed, in part, to effect a restatement of the previously issued financial statements of the Company, as of and for the quarter ended August 31, 2008.  The Company restated its financial statements to correct an error that resulted from an incorrect unbilled report that caused accounts payable and expenses for the period to be overstated.  This Amendment No, 1 is being filed to account for and correct items relating to this amendment.

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

Plan of Operation

We were incorporated in the State of Nevada on May 3, 2006.  We intended to engage in the acquisition, exploration and development of mineral deposits and reserves, but we have been unsuccessful in this area.  Our consulting geologist, James McLeod, completed the field work required for Phase 1 of our exploration program on the Jeannie 1-4 Mineral Claims in August 2007 and that is the only operations we have engaged in.  We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.  However, we cannot assure you that there will be any other business opportunities available, or the nature of any such business opportunity or of the financial resources required of any such opportunity.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, with respect to the fiscal quarter ended August 31, 2008, our disclosure controls and procedures were not effective enough to detect the error in the third party report (discussed in Note 4 to the restated financial statements) that resulted in a restatement of our financial statements for the quarter ended August 31, 2008.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2009	FEDERAL SPORTS & ENTERTAINMENT, INC.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Chief Executive Officer and Principal Financial Officer