Form 10-K
period 2008-11-30
Federal Sports & Entertainment, Inc.
filed 2009-03-02
CIK 1375596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: November 30, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-140900

Federal Sports & Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4856983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Gottbetter & Partners, LLP, 488 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (212) 400-6900

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of February 23, 2009, there were 10,010,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 2,500,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $375,000, based on the closing price of $0.15 for the registrant’s common stock on February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Federal Sports & Entertainment, Inc.

PART I

ITEM 1.	BUSINESS

History and General Development of Our Business

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

On April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. (see related discussion below) and increased our authorized capital stock to an aggregate of 310,000,000 shares consisting of 300,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”) and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008 and effective on May 8, 2008, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.

We have minimal operating costs and expenses at the present time due to our limited business activities. We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Material Events

Notes Offering

On September 9, 2008, we closed an offering of $500,000 principal amount of its 0% Secured Convertible Promissory Notes (the “Investor Notes”) to one accredited investor (the “Investor”).  The Investor Notes were offered in a private placement (the “Notes Offering”) to a limited number of accredited investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act.

We used the $500,000 gross proceeds derived from our issuance of the Investor Notes to provide bridge financing (“Bridge Financing”) to Diamond Sports & Entertainment, Inc. (“Diamond Sports” or “FLB”) to assist FLB in meeting its working capital requirements.  The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note from Diamond Sports to us (the “Bridge Note”).

We and Diamond Sports entered into a term sheet dated December 12, 2007, as amended, pursuant to which it is contemplated that a newly-formed, wholly-owned subsidiary of the Company will merge with and into Diamond Sports (the “Merger”), as a result of which we will acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports will become a wholly-owned subsidiary of ours.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.  At this stage, no definitive terms have been agreed to with respect to the proposed Merger.  Neither we nor Diamond Sports is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place.

The Investor Notes bear no interest and are for a term of 15 months (“Maturity”).  We must redeem the Investor Notes and repay them in full upon the earlier of (i) any financing, merger or acquisition (including the Merger), or any other business combination resulting in cash proceeds to us or to Diamond Sports in excess of the aggregate amount of the Investor Notes or (ii) Maturity.  The Investor Notes are convertible at the option of the Investor upon closing of the Merger into units (the “Units”), at a conversion price of $1.00 per Unit.  Each Unit consists of one share of our Common Stock and one half of one Common Stock purchase warrant, exercisable per whole warrant at a price of $2.00 per share. The shares of Common Stock that would be issued as a result of conversion of the Notes (and upon exercise of the related warrants) carry certain registration rights.

Upon closing of the Merger, we will issue to the Investor for each dollar of principal amount of the Investor Notes: warrants to purchase one (1) share of Common Stock exercisable for a period of five (5) years with an initial exercise price equal to $2.00 per share (the “Bridge Warrants”); and one (1) share of Common Stock (the “Bridge Shares”).  In the event of redemption of the Investor Notes prior to the Merger, the Investor(s) shall retain the right to receive the Bridge Warrants and the Bridge Shares.  The Bridge Warrants and the Bridge Shares carry “piggyback” registration rights and full ratchet anti-dilution protection.  The Bridge Warrants provide for cashless exercise in the event the shares of Common Stock underlying the Bridge Warrants are not registered.

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

Employees

As of February 27, 2009 our only employee is our sole executive officer.

ITEM 2.	PROPERTIES

Our only property is related to our legacy business - the For Jeannie mineral property, comprised of 4 contiguous claims totaling 82.6 acres, located on the Okanogan County, Washington State, USA.  We do not rent or own any other property.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Bulletin Board under the symbol “FEDS.OB”. Prior to May 8, 2008, our stock was listed on the OTC Bulletin Board under the symbol “RTME.OB”.

For the period from August 24, 2007 to November 30, 2008, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Quarter Ended	High Bid	Low Bid
February 28, 2008 (1)	$0.10	$0.10
March 3, 2008 through May 5, 2008	$0.51	$0.10
May 6, 2008 through May 31, 2008 (2)	$0.15	$0.15
August 31, 2008	$0.15	$0.15
November 30, 2008	$0.15	$0.15

(1)	Although our stock was approved for listing on the OTC Bulletin Board on or about July 24, 2007, no trades occurred prior to August 24, 2007.

(2)	All information from May 6, 2008 reflects the 2:1 forward stock split.

Our Common Stock is thinly traded and, thus, pricing of our Common Stock does not necessarily represent its fair market value.

Holders

As of February 23, 2009, we had 10,010,000 shares of our Common Stock issued and outstanding held by 5 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

On April 15, 2008, our Board of Directors and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 2,000,000 shares of Common Stock for issuance under the 2008 Plan. The number of shares of Company Common Stock available for issuance under the 2008 Plan will be increased on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the least of (i) 1,500,000 shares, (ii) 3% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have not granted any awards under the 2008 Plan.

Dividends

We have never declared any cash dividends with respect to our Common Stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock.

Recent Sales of Unregistered Securities

As discussed above, on September 9, 2008, we closed the Notes Offering of Investor Notes.  The Notes Offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and/or Regulation S and Section 4(2) of the Securities Act. The Investor Notes were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. Ten percent commissions on the gross proceeds of the offering were paid to Gottbetter Capital Markets, LLC, a registered broker-dealer.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended November 30, 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred total expenses of $45,498 and $13,356 for the years ended November 30, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses incurred in connection with the day to day maintenance of our public company status and the related preparation and filing of our periodic reports.  Accounting and legal fees increased from $5,100 for the fiscal year ended November 30,2007 to $13,320 for the fiscal year ended November 30, 2008 and office expense increased from $1,979 to $24,771 over these same periods primarily due to the increase costs incurred as a result of and in connection with the Notes Offering.

Our net loss for years ended November 30, 2008 and 2007 were $(45,498) and $(13,355), respectively.

We have generated no revenues and our net operating loss from inception through November 30, 2008 was $61,499.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of November 30, 2008 was $0.00.

Notes Offering

On September 9, 2008 we closed the Notes Offering of the Investor Notes for gross proceeds to us of $500,000. We used the proceeds of the Notes Offering to complete the Bridge Financing to FLB.

We believe that we will have to raise cash to meet our expenses for the next three  months.  After such time, we will need to raise additional financing for us to continue our limited operations.  This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer.  We have not made any decisions with respect to such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Our external auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and chief financial officer, David Rector, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

David Rector	61	Chief Executive Officer, Principal Financial Officer, President, Secretary, Treasurer and Director	September 30, 2008

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Currently, except for the $500 per month payment being made to Mr. Rector for his services to us as officer and director, directors are not compensated for their services, although their expenses in attending meetings may be reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Certain biographical information of our directors and officers is set forth below.

David Rector

Mr. Rector has served as our Chief Executive Officer, President, Principal Accounting Officer, Secretary, Treasurer and Director since September 30, 2008. Mr. Rector does not have an employment agreement with us but receives $500 per month in compensation for his services to us. Mr. Rector has also served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of of Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) since April 19, 2004, of Standard Drilling, Inc. since November 2007, and of NanoDynamics Holdings, Inc. (formerly known as Mystica Candle Corporation) since June 6, 2008. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manger of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
Nevada Gold Holdings, Inc. (OTCBB:NGHI)	April 2004
US Uranium Inc. (OTCBB:USUI)	June 2007
Standard Drilling, Inc.(STDR.PK)	November 2007
NanoDynamics Holdings, Inc. OTCBB:NNDY)	June 2008

As a result, the amount of time that Mr. Rector has to devote to our activities may be limited.

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our two directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our President c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, New York 10022.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended November 30, 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended November 30, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended November 30, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended November 30, 2008 that received annual compensation during the fiscal year ended November 30, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Rector, Chief Executive Office (1)	2008	1,000	0	0	0	0	0	0	1,000
Linda Farrell, Chief	2008	3,000	0	0	0	0	0	0	3,000
Executive Officer (1)	2007	0	0	0	0	0	0	0	0

__________________
(1)	Effective September 30, 2008, Ms. Farrell resigned as our Chief Executive Officer and Mr. Rector was appointed our Chief Executive Officer and principal financial officer.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2008 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We paid Ms. Farrell a fee of $500 per month for the last six months of her tenure for her services to us as officer and director.  We are paying Mr. Rector a fee of $500 per month for his services to us as officer and director.  We have no other contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Compensation of Directors

Except as indicated above, none of our directors receives any compensation for serving as such, for serving on committees (if any) of the board of directors or for special assignments. During the fiscal year ended November 30, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 23, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

David Rector 6830 Elm Street McLean, VA 22101	Common Stock	- 0 -	0.00%

All Officers and Directors	Common Stock	- 0 -	0.00%
As a Group (1 person)

Linda Farrell	Common Stock	7,510,000	75.02%
47395 Monroe Street, #274
Indio, CA 92201

Gottbetter Capital Group, Inc.	Common Stock	1,000,000	9.99%
488 Madison Avenue
New York, NY 10022

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 23, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 10,010,000 shares of common stock outstanding as of February 23, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 15, 2008, our Board of Directors and stockholders adopted the 2008 Plan which reserves a total of 2,000,000 shares of Common Stock for issuance under the 2008 Plan. The number of shares of Company Common Stock available for issuance under the 2008 Plan will be increased on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the least of (i) 1,500,000 shares, (ii) 3% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have not granted any awards under the 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 11, 2006, a total of 1,500,000 shares of common stock were issued to Ms. Farrell, the Company’s majority stockholder and former director,  in exchange for cash in the amount of $7,500, or $.005 per share.

On April 10, 2008 the Company issued 4,510,000 shares of its common stock to Ms. Farrell for services rendered to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended November 30, 2008	Fiscal year ended November 30, 2007
Audit fees (1)	$3,500	$5,100
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$3,500	$5,100

(1)
“Audit fees” consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 14, 2008 (1)

3.2	3.2	By-Laws of Registrant (2)

4.1	4.1	Form of 0% Secured Convertible Promissory Note (the “Note(s)) of the Registrant (3)
4.2	4.2	Form of 5-Year Bridge Warrant to Purchase shares of Common Stock of the Registrant (3)

4.3	4.3	Form of Securities Purchase Agreement by and among Registrant and the Buyer(s) named therein (3)

10.1	*	2008 Equity Incentive Plan
10.2	10.1	Form of Bridge Loan Agreement by and between the Registrant and Diamond Sports & Entertainment, Inc. (“DSEI”) dated September 9, 2008 (3)
10.3	10.2	Form of Unsecured Bridge Loan Promissory Note of DSEI in favor of the Registrant dated September 9, 2008 (3)
10.4	10.3	Form of Security Agreement by and among DSEI, Diamond Concessions, LLC and the Buyer(s) of the Registrant’s Note(s) dated as of September 9, 2008 (3)
10.5	10.4	Form of Pledge Agreement by and among the Registrant, the Pledgors named therein, Gottbetter & Partners, LLP and the Buyer(s) named therein (3)
14.1	*	Code of Ethics

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	SEC Report Reference Number	Description

(1)
Filed with the SEC on April 18, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140900) on Form 8-K, which exhibit is incorporated herein by reference.

(2)
Filed with the SEC on February 27, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (SEC File No. 333-141480), which exhibit is incorporated herein by reference.

(3)
Filed with the SEC on September 15, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-140900) on Form 8-K, which exhibit is incorporated herein by reference.

____________________
* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SPORTS & ENTERTAINMENT, INC.

Dated: February 27, 2009	By:	/s/ David Rector
David Rector, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Rector	Director	February 27, 2009
David Rector

PART IV – FINANCIAL INFORMATION

ITEM 15.         FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Federal Sports and Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Federal Sports and Entertainment, Inc. fka Rite Time Mining, Inc. (A Development Stage Company) as of November 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and from inception on May 3, 2006 through November 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Sports and Entertainment, Inc. fka Rite Time Mining, Inc. (A Development Stage Company) as of November 30, 2008, and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and since inception on May 3, 2006 through November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $61,499, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
February 27, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	As of	As of
	Year Ended 11/30/08	Year Ended 11/30/07
		Audited
ASSETS
Current Assets
Note Receivable	500,000

Cash	$-	$21,499
Total Current Assets	500,000	21,499

Fixed Assets
Total Fixed Assets

Total Assets	$500,000	$21,499

LIABILITIES
Current Liabilities
Accounts Payable	28,999
Loan From Director		5,000
Convertible Note Payable	500,000

Total Current Liabilities	$528,999	$5,000

Long term Liabilities	-	-

Total Liabilities	528,999	5,000
EQUITY

10,000,000 Preferred Shares authorized at $0.001 par value.
Zero Preferred Shares Issued and outstanding 300,000,000 Common Shares authorized at $0.001 par value

10,010,000 and 5,500,000 common shares Issued and outstanding as of 11/30/08 and 11/30/07 respectively	10,010	5,500
Additional Paid in Capital	22,490	27,000

Accumulated Deficit during Development Stage	(61,499)	(16,001)

Total Stockholders Equity	(28,999)	16,499

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$500,000	$21,499

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

			From May 3, 2006
	Year Ended	Year Ended	(Inception) Through
	11/30/2008	11/30/2007	Current year ended
			11/30/2008
Revenue	$-	$	$-

Expenses

Accounting & Legal Fees	13,320	5,100	18,420
Bank Service Charge	25	136	185
Incorporation	4,627		5,477
Licenses and Permits		100	200
Mineral Expenditures	2,500	4,250	6,750
Office Expense	24,771	1,979	27,016
Professional Fees		850	850
Transfer Agent fees	255	941	1,196
Total Expenses	45,498	13,356	60,094

Other Income (expenses)
Recognition of an Impairment Loss (Mineral Claims)			1,410
Provision for Income Tax	-	-	-

Income
Interest Income		1	5

Net Income (Loss)	$(45,498)	$(13,355)	$(61,499)

Basic & Diluted (Loss) per Share	-	-

Weighted Average Number of Shares	8,494,344	2,339,137

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders Equity
From Inception May 3, 2006 to Current year ended November 30, 2008

	Preferred Stock		Common Stock			Deficit	Total
	Shares	Amount	Shares	Amount	Paid in	Accumulated	Equity
					Capital	During
						Development
						Stage
Balance at Inception on May 3, 2006		$-		$-	$-	$-	$-

Common Stock issued to founders at $0.0025 per share, (par value $.001) on 8/4/06			3,000,000	$3,000	$4,500		$7,500

Net loss for the period from inception on May 3, 2006 to Nov. 30, 2006						$(2,646)	$(2,646)
Balance, Nov. 30th 2006		$-	3,000,000	$3,000	$4,500	$(2,646)	$4,854

Common Stock (par $0.001) issued at $0.01 on 3/29/07			1,590,000	$1,590	$14,310		$15,900
Common Stock (par $0.001) issued at $0.01 on 4/3/07			160,000	$160	$1,440		$1,600
Common Stock (par $0.001) issued at $0.01 on 4/4/07			400,000	$400	$3,600		$4,000
Common Stock (par $0.001) issued at $0.01 on 4/10/07			350,000	$350	$3,150		$3,500
Net (Loss) for the period ending Nov.30, 2007						$(13,355)	$(13,355)
Balance, Nov. 30, 2007		$-	5,500,000	5,500	27,000	(16,001)	$16,499

Common Stock (par $0.001) issued on 4/1/08 to Director for services rendered			4,510,000	$4,510	$(4,510)
Net (Loss) for the period ending November 30,2008						$(45,498)	$(45,498)
Balance, November 30, 2008		$-	10,010,000	$10,010	$22,490	$(61,499)	$(28,999)

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			From May 3, 2006
	Year Ended	Year Ended	(Inception) Through
	11/30/2008	11/30/2007	Current year ended
			11/30/2008

Operating Activities
Net Income (Loss)	$(45,498)	$(13,355)	$(61,499)
Increase (decrease) in accounts payable	28,999		28,999
To reconcile cash balance
Net Cash from Operating Activities	(16,499)	(13,355)	(32,500)

Net Cash After Operating Activities.	(16,499)	(13,355)	(32,500)

Investing Activities

Net Cash from Investing Activities	-	-	-

Net Cash after Operating and Investing Activities	$(16,499)	$(13,355)	$(32,500)

Financing Activities
Shares Issued at Founders, @ $0.005 Per Share			7,500
5,000,000 Shares Issued @ .01 Per Share		25,000	25,000

Loan From Director	(5,000)	5,000
Note Receivable	(500,000)		(500,000)
Note Payable	500,000		500,000
Net Cash from Financing Activities	(5,000)	30,000	32,500
Net Cash Before Income Taxes	(21,499)	16,645	-
Provision for Income Tax	-	-

Net Cash After Taxes	(21,499)	16,645	-

Cash at Beginning of Period	21,499	4,854	-
Cash at end of Period	$-	$21,499	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Federal Sports & Entertainment, Inc. (formerly Rite Time Mining Corp.) (the “Company”) was incorporated on May 3, 2006 under the laws of the State of Nevada.  The Company was primarily engaged in the acquisition and exploration of mining properties.

On April 14, 2008 the Company filed Amended and Restated Articles of Incorporation changing its name from Rite Time Mining, Inc. to Federal Sports & Entertainment, Inc.

The Company intended to engage in the acquisition, exploration and development of mineral deposits and reserves, but has been unsuccessful in this area. The Company determined that it could not continue with its business operations as outlined in its original business plan because of a lack of financial results and resources; therefore, the Company has redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction.

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

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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

Advertising and Marketing

There were no advertising and marketing expenses for the period ended November 30, 2008.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended November 30, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 – CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted. In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS-(continued)

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS-(continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

NOTE 7 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $61,499 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 – NOTE RECEIVABLE

On September 9, 2008, the Company entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports & Entertainment, Inc. (“Diamond Sports”).  Under the terms of the SPA, the Company provided bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note from Diamond Sports to the Company (the “Bridge Note”).  The Bridge Note is unsecured, is for a term of 15 months from the initial closing of the Bridge Financing, and bears no interest.  All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

NOTE 10 – NOTE PAYABLE

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

NOTE 11 – STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On August 4, 2006 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $7,500.

On March 29, 2007 the Company issued a total of 1,590,000 shares of common stock for cash in the amount of $0 .01 per share for a total of $15,900.

On April 3, 2007 the Company issued a total of 160,000 shares of common stock for cash in the amount of $0 .01 per share for a total of $1,600.

On April 4, 2007 the Company issued a total of 400,000 shares of common stock for cash in the amount of $0 .01 per share for a total of $4,000

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

NOTE 11 – STOCK TRANSACTIONS (continued)

On April 16, 2007 the Company issued a total of 350,000 shares of common stock for cash in the amount of $0 .01 per share for a total of $3,500

On April 1, 2008 the Company issued a total of 4,510,000 to one director for services rendered.

On April 14, 2008 the Company filed Amended and Restated Articles of Incorporation increasing their authorized capital stock from 75,000,000 shares of common stock, par value $0.001 to 300,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

As of November 30, 2008 the Company had 10,010,000 shares of common stock issued and outstanding.

NOTE 12 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2008:

Preferred stock, $.0.001 par value: 10,000,000 shares authorized, Common stock, $0.001 par value: 300,000,000 shares authorized and 10,010,000 shares issued and outstanding.