Form 10-Q
period 2009-02-28
Federal Sports & Entertainment, Inc.
filed 2009-04-14
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-140900

FEDERAL SPORTS & ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4856983
(State of incorporation)	(IRS Employer Identification No.)

c/o Gottbetter & Partners, LLP
488 Madison Avenue, New York, NY 10022
(Address of principal executive offices)

(212) 400-6900
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of April 13, 2009, there were 10,010,000 shares of the issuer’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Balance Sheets
	As of	As of
	3 months	Year Ended 11/30/08
	Ended 2/28/09	Audited
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Long-Term Assets
Note Receivable	$500,000	$500,000
Total Long-Term Assets	500,000	500,000

Fixed Assets
Total Fixed Assets

Total Assets	$500,000	$500,000

LIABILITIES
Current Liabilities
Accounts Payable	62,116	28,999
Loan From Director
Convertible Note Payable	500,000	500,000

Total Current Liabilities	$562,116	$528,999

Long term Liabilities	-	-

Total Liabilities	562,116	528,999

EQUITY
10,000,000 Preferred Shares authorized at $0.001 par value. Zero Preferred Shares Issued and outstanding 300,000,000 Common Shares authorized at $0.001 par value

10,010,000 and 5,500,000 common shares Issued and outstanding as of 2/28/09 and 11/30/08 respectively	10,010	10,010
Additional Paid in Capital	22,490	22,490

Accumulated Deficit during Development Stage	(94,616)	(61,499)
Total Stockholders Equity	(62,116)	(28,999)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$500,000	$500,000

The accompanying notes are an integral part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			From May 3, 2006
	3 months	3 months	(Inception) Through
	Ended	Ended	Current year ended
	2/28/2009	2/29/2008	2/28/2009
Revenue	$-	$	$-

Expenses

Accounting & Legal Fees	22,117	2,000	40,537
Bank Service Charge			185
Incorporation			5,477
Licenses and Permits			200
Mineral Expenditures		2,500	6,750
Office Expense	11,000	180	38,016
Professional Fees			850
Transfer Agent fees		155	1,196
Total Expenses	33,117	4,835	93,211

Other Income (expenses)
Recognition of an Impairment Loss
(Mineral Claims)			1,410
Provision for Income Tax	-	-	-

Income
Interest Income			5

Net Income (Loss)	$(33,117)	$(4,835)	$(94,616)

Basic & Diluted (Loss) per Share	(0.003)	(0.002)

Weighted Average Number of Shares	10,010,000	2,750,000

The accompanying notes are an integral part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
From Inception May 3, 2006 to Current quarter ended February 28, 2009

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at Inception on May 3, 2006		$-		$-	$-	$-	$-

Common Stock issued to founders at $0.0025 per share, (par value $.001) on 8/4/06			3,000,000	$3,000	$4,500		$7,500

Net loss for the period from inception on May 3, 2006 to Nov. 30, 2006						$(2,646)	$(2,646)
Balance, Nov. 30th 2006		$-	3,000,000	$3,000	$4,500	$(2,646)	$4,854

Common Stock (par $0.001) issued at $0.01 on 3/29/07			1,590,000	$1,590	$14,310		$15,900
Common Stock (par $0.001) issued at $0.01 on 4/3/07			160,000	$160	$1,440		$1,600
Common Stock (par $0.001) issued at $0.01 on 4/4/07			400,000	$400	$3,600		$4,000
Common Stock (par $0.001) issued at $0.01 on 4/10/07			350,000	$350	$3,150		$3,500
Net (Loss) for the year ending Nov.30, 2007						$(13,355)	$(13,355)
Balance, Nov. 30, 2007		$-	5,500,000	5,500	27,000	(16,001)	$16,499

Common Stock (par $0.001) issued on 4/1/08 to Director for services rendered			4,510,000	$4,510	$(4,510)
Net (Loss) for the year ending November 30,2008						$(45,498)	$(45,498)
Balance, November 30, 2008		$-	10,010,000	$10,010	$22,490	$(61,499)	$(28,999)

Net (Loss) for the period ending February 28, 2009						$(33,117)	$(33,117)
Balance, February 28, 2009		$-	10,010,000	$10,010	$22,490	$(94,616)	$(62,116)

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			(Inception) Through
	3 months Ended	3 months Ended	Current year ended
	2/28/2009	2/29/2008	2/28/2009

Operating Activities
Net Income (Loss)	$(33,117)	$(4,835)	$(94,616)
Increase (decrease) in accounts payable	33,117		62,116
To reconcile cash balance
Net Cash from Operating Activities	-	(4,835)	(32,500)

Net Cash After Operating Activities.	-	(4,835)	(32,500)

Investing Activities

Net Cash from Investing Activities	-	-	-

Net Cash after Operating and Investing Activities	$-	$(4,835)	$(32,500)

Financing Activities
Shares Issued at Founders, @ $0.005 Per Share			7,500
5,000,000 Shares Issued @ .01 Per Share			25,000
Loan From Director	-
Note Receivable	-		(500,000)
Note Payable	-		500,000
Net Cash from Financing Activities	-	-	32,500

Net Cash Before Income Taxes	-	(4,835)	-
Provision for Income Tax	-	-
Net Cash After Taxes	-	(4,835)	-

Cash at Beginning of Period	-	21,499	-
Cash at end of Period	$-	$16,664	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 audited financial statements.  The results of operations for the periods ended February 28, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

NOTE 2 – GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated under the name Rite Time Mining, Inc. in the State of Nevada on May 3, 2006.  We intended to engage in the acquisition, exploration and development of mineral deposits and reserves, but we have been unsuccessful in this area.  We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.  However, we cannot assure you that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

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

On September 9, 2008, we closed an offering of $500,000 principal amount of our 0% Secured Convertible Promissory Notes (the “Investor Notes”)1.  We used the $500,000 gross proceeds from the Investor Notes to provide bridge financing to Diamond Sports & Entertainment, Inc. (“Diamond Sports”) to assist Diamond Sports in meeting its working capital requirements.  We and Diamond Sports entered into a term sheet dated December 12, 2007, as amended, pursuant to which it is contemplated that a newly-formed, wholly-owned subsidiary of the Company will merge with and into Diamond Sports (the “Merger”), as a result of which we will acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports will become a wholly-owned subsidiary of ours.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.  At this stage, no definitive terms have been agreed to with respect to the proposed Merger.  Neither we nor Diamond Sports is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place.

1 ..  As more fully discussed in our Form 8-K filed with the Securities and Exchange Commission on September 15, 2008 (File No. 140900).

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Due to increased accounting and legal fees and office expenses, our total expenses during the three months ended February 28, 2009 increased to $33,117 from $4,835 during the three months ended February 28, 2008.

Net Loss

We incurred a net loss for the three months ended February 28, 2009 and 2008 of $33,117 and $4,835, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At February 28, 2009, the end of our first quarter, we had working capital of $0.00 compared to working capital of $0.00 at November 30, 2008, the end of our last fiscal year.  Current liabilities increased to $562,116 at February 28, 2009 from $528,999 at November 30, 2008.  Current assets remained at $0.00.

Although we have minimal operating costs and expenses at the present time due to our limited business activities, we believe that we will have to raise cash to meet our operating expenses for the next three months.  After such time, we will need to raise additional financing for us to continue our limited operations.  This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer or others.  We have not made any decisions with respect to such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise funding as necessary, we may not be able to accomplish the goals and objectives of our business plan.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above and as a result, in part, of not having an audit committee and having one individual serve as our sole officer and director, our management, including our principal executive and accounting officer, has concluded that, as of February 28, 2009, our disclosure controls and procedures are not operating effectively.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: April 14, 2009	FEDERAL SPORTS & ENTERTAINMENT, INC.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Chief Executive Officer and Principal Financial Officer