Form 10-Q
period 2009-05-31
Federal Sports & Entertainment, Inc.
filed 2009-07-20
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of July 15, 2009, there were 10,010,000 shares of the issuer’s common stock outstanding

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	As of	As of Year
	6 months	Ended 11/30/08
	Ended 5/31/09	Audited
ASSETS
Current Assets
Cash	$-	$
Total Current Assets	-	-

Long Term Assets
Advance for Merger	$500,000	$500,000
Total Long Term Assets	500,000	500,000

Fixed Assets
Total Fixed Assets

Total Assets	$500,000	$500,000

LIABILITIES
Current Liabilities
Accounts Payable	73,515	28,999
Loan From Director
Convertible Note Payable	500,000	500,000
Total Current Liabilities	$573,515	$528,999

Long term Liabilities	-	-

Total Liabilities	573,515	528,999
EQUITY
10,000,000 Preferred Shares authorized at $0.001 par value. Zero Preferred Shares Issued and outstanding 300,000,000 Common Shares authorized at $0.001 par value

10,010,000 and 10,010,000 common shares Issued and outstanding as of 5/31/09 and 11/30/08 respectively	10,010	10,010

Additional Paid in Capital	22,490	22,490
Accumulated Deficit during Development Stage	(106,015)	(61,499)
Total Stockholders Equity	(73,515)	(28,999)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$500,000	$500,000

The accompanying notes are an integral part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					From May 3, 2006 (Inception)
	3 months	3 months	6 months	6 months	Through Current
	Ended	Ended	Ended	Ended	period ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008	5/31/2009
Revenue	$-	$-	$-	$	$-

Expenses

Accounting & Legal Fees	6,253	2,050	28,370	4,050	46,790
Bank Service Charge		25			185
Incorporation		4,627		1,174	5,477
Licenses and Permits					200
Mineral Expenditures				2,500	6,750
Office Expense	5,146	12,109	16,146	740	43,162
Professional Fees					850
Transfer Agent fees		100		255	1,196
Total Expenses	11,399	18,911	44,516	8,719	104,610

Other Income (expenses)
Recognition of an Impairment Loss
(Mineral Claims)					1,410
Provision for Income Tax	-			-	-

Income
Interest Income					5

Net Income (Loss)	$(11,399)	$(18,911)	$(44,516)	$(8,719)	$(106,015)

Basic & Diluted (Loss) per Share	-			-

Weighted Average Number of Shares	10,010,000	10,010,000	10,010,000	5,500,000

The accompanying notes are an integral part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity (Defecit)
From Inception May 3, 2006 to Current quarter ended May 31, 2009

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at Inception on May 3, 2006		$-		$-	$-	$-	$-

Common Stock issued to founders at $0.0025 per share, (par value $.001) on 8/4/06			3,000,000	$3,000	$4,500		$7,500

Net loss for the period from inception on May 3, 2006 to Nov. 30, 2006						$(2,646)	$(2,646)
Balance, Nov. 30th 2006 (Audited)		$-	3,000,000	$3,000	$4,500	$(2,646)	$4,854

Common Stock (par $0.001) issued at $0.01 on 3/29/07			1,590,000	$1,590	$14,310		$15,900
Common Stock (par $0.001) issued at $0.01 on 4/3/07			160,000	$160	$1,440		$1,600
Common Stock (par $0.001) issued at $0.01 on 4/4/07			400,000	$400	$3,600		$4,000
Common Stock (par $0.001) issued at $0.01 on 4/10/07			350,000	$350	$3,150		$3,500
Net (Loss) for the year ending Nov.30, 2007						$(13,355)	$(13,355)
Balance, Nov. 30, 2007 (Audited)		$-	5,500,000	5,500	27,000	(16,001)	$16,499

Common Stock (par $0.001) issued on 4/1/08 to Director for services rendered			4,510,000	$4,510	$(4,510)
Net (Loss) for the year ending November 30,2008						$(45,498)	$(45,498)
Balance, November 30, 2008		$-	10,010,000	$10,010	$22,490	$(61,499)	$(28,999)

Net (Loss) for the period ending February 28, 2009						$(33,117)	$(33,117)
Balance, February 28, 2009		$-	10,010,000	$10,010	$22,490	$(94,616)	$(62,116)

Net (Loss) for the period ending May 31, 2009						$(11,399)	$(11,399)
Balance, May 31, 2009		$-	10,010,000	$10,010	$22,490	$(106,015)	$(73,515)

The accompanying notes are an integral part of these financial statements.

Federal Sports & Entertainment, Inc. fka Rite Time Mining, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			From May 3, 2006 (Inception)
	6 months	6 months	Through Current
	Ended	Ended	year ended
	5/31/2009	5/31/2008	5/31/2009

Operating Activities
Net Income (Loss)	$(44,516)	$(8,719)	$(106,015)
Increase (decrease) in accounts payable	44,516		73,515
To reconcile cash balance
Net Cash from Operating Activities	-	(8,719)	(32,500)

Net Cash After Operating Activities.	-	(8,719)	(32,500)

Investing Activities

Net Cash from Investing Activities	-	-	-

Net Cash after Operating and Investing Activities	$-	$(8,719)	$(32,500)

Financing Activities
Shares Issued at Founders, @ $0.005 Per Share			7,500
5,000,000 Shares Issued @ .01 Per Share			25,000
Loan From Director		(5,000)
Note Receivable			(500,000)
Note Payable			500,000
Net Cash from Financing Activities	-	(5,000)	32,500
Net Cash Before Income Taxes	-	(13,719)	-
Provision for Income Tax
Net Cash After Taxes	-	(13,719)	-

Cash at Beginning of Period		21,499	-
Cash at end of Period	$-	$7,780	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 audited financial statements.  The results of operations for the periods ended May 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative net losses of $106,015 since its inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
May 31, 2009

NOTE 2 – GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ADVANCE FOR MERGER

On September 9, 2008, the Company entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports & Entertainment, Inc. (“Diamond Sports”).  Under the terms of the SPA, the Company provided bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note from Diamond Sports to the Company (the “Bridge Note”).  The Bridge Note is unsecured, is for a term of 15 months from the initial closing of the Bridge Financing, and bears no interest.  All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger. The Bridge Note will be considered a precursor to the merger and will be identified on the balance sheet as a long term asset entitled “Advance for Merger.”

NOTE 4 – NOTE PAYABLE

On September 9, 2008, the Company entered into a 0 % Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, "John Thomas B.O.F.")  Under the terms of the Agreement, the Company borrowed the principal amount of $500,000, interest free, which is to be repaid in full on or before December 8, 2009, unless the Note is converted or redeemed before such date. The Note terms grant John Thomas B.O.F. the ability to convert any or all of the outstanding note balance into equity units of the Company, at $1.00 per unit.  Each unit consists of one share of the Company’s common stock, and one-half purchase warrant.  The purchase warrants have an exercise price of $2.00 per share, and expire five years from the date of conversion.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
May 31, 2009

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
May 31, 2009

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
May 31, 2009

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
May 31, 2009

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

1.  As more fully discussed in our Form 8-K filed with the Securities and Exchange Commission on September 15, 2008 (File No. 140900).

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

Expenses

Our total expenses during the three months ended May 31, 2009 decreased to $11,399 from $18,911 during the three months ended May 31, 2008.  Our total expenses during the six months ended May 31, 2009 increased to $44,516 from $8,719 during the six months ended May 31, 2008 due to increased accounting and legal fees and office expenses in the three months ended February 28, 2009 although these fees and expenses decreased in the three months ended May 31, 2009.

Net Loss

We incurred a net loss for the three months ended May 31, 2009 and 2008 of $11,399 and $18,911, respectively and for the six months ended May 31, 2009 and 2008 of $44,516 and $8,719, respectively.  The increase in net loss for the six months ended May 31, 2009 was directly attributable to the increase in our operating expenses during the six months ended May 31, 2009, although these expenses decreased in the three months ended May 31, 2009.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of May 31, 2009 and November 30, 2008 was $Nil.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above as a result, in part, of not having an audit committee and having one individual serve as our sole officer and director, our management, including our principal executive and accounting officer, has concluded that, as of May 31, 2009, our disclosure controls and procedures are not operating effectively.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: July 20, 2009	FEDERAL SPORTS & ENTERTAINMENT, INC.

	By:	/s/ David Rector
Name: David Rector
Title: Chief Executive Officer and Principal
Financial Officer