Form 10-Q
period 2009-08-31
Federal Sports & Entertainment, Inc.
filed 2009-10-20
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of October 20, 2009, there were 10,010,000 shares of the issuer’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Federal Sports & Entertainment, Inc. (fka Rite Time Mining, Inc.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	8/31/09	11/30/08
ASSETS
Current Assets
Cash	$-	$-
Advance for Merger	500,000	-
Total Current Assets	500,000	-

Long Term Assets
Advance for Merger	-	500,000
Total Long Term Assets	-	500,000

Fixed Assets	-	-
Total Fixed Assets	-	-

Total Assets	$500,000	$500,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$80,334	$28,999
Accounts Payable – related party	5,500	-
Convertible Note Payable	500,000	500,000
Total Current Liabilities	585,834	528,999

Long Term Liabilities	-	-

Total Liabilities	585,834	528,999
STOCKHOLDERS’ EQUITY (DEFICIT)
10,000,000 Preferred Shares authorized at $0.001 par value.
Zero Preferred Shares issued and outstanding 300,000,000
Common Shares authorized at $0.001 par value, 10,010,000 and 10,010,000 common shares issued and outstanding as of 8/31/09 and 11/30/08 respectively	10,010	10,010
Additional Paid in Capital	22,490	22,490
Accumulated Deficit during Development Stage	(118,334)	(61,499)
Total Stockholders’ Deficit	(85,834)	(28,999)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$500,000	$500,000

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. (fka Rite Time Mining, Inc.)
(A Development Stage Company)
Statements of Operations

					From May 3, 2006
	3 months	3 months	9 months	9 months	(Inception)
	Ended	Ended	Ended	Ended	Through
	8/31/2009	8/31/2008	8/31/2009	8/31/2008	8/31/2009
Revenue	$-	$-	$-	$	$-

Expenses

Accounting & Legal Fees	9,003	7,195	37,373	11,245	55,793
Bank Service Charge	-	-	-	25	185
Incorporation	-	-	-	4,627	5,477
Licenses and Permits	-	-	-	-	200
Mineral Expenditures	-	-	-	2,500	6,750
Office Expense	3,316	2,500	19,462	14,789	46,478
Professional Fees	-	-	-	-	850
Transfer Agent fees	-	-	-	255	1,196
Total Expenses	12,319	9,695	56,835	33,441	116,929

Other Income (expense)
Recognition of an Impairment Loss:
-(Mineral Claims)	-	-	-	-	1,410
Interest Income	-	-	-	-	5

Net Income (Loss)	$(12,319)	$(9,695)	$(56,835)	$(33,441)	$(118,334)

Basic & Diluted Loss per Share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Number of Shares	10,010,000	10,010,000	10,010,000	7,845,200

The accompanying notes are an integral
part of these financial statements.

Federal Sports & Entertainment, Inc. (fka Rite Time Mining, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			From May 3, 2006
	9 months	9 months	(Inception)
	Ended	Ended	Through
	8/31/2009	8/31/2008	8/31/2009

Operating Activities
Net Income (Loss)	$(56,835)	$(33,441)	$(118,334)
Increase (decrease) in accounts payable	51,335	19,564	80,334
Increase (decrease) in accounts payable – related party	5,500	-	5,500
Net Cash Used in Operating Activities	-	(13,877)	(32,500)

Net Cash from Investing Activities	-	-	-

Financing Activities
Shares Issued to Founders	-	-	7,500
5,000,000 Shares Issued for services	-	-	25,000
Loan From Director	-	(5,000)	-
Advances for Merger	-	-	(500,000)
Note Payable	-	-	500,000
Net Cash provided by (used in) Financing Activities	-	(5,000)	32,500
Net change in cash	-	(18,877)	-
Cash at Beginning of Period	-	21,499	-
Cash at end of Period	$-	$2,622	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. (FKA RITE TIME MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 Form 10-K filed with the SEC.  The results of operations for the period ended August 31, 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative net losses of $118,334 since its inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

FEDERAL SPORTS & ENTERTAINMENT, INC. (FKA RITE TIME MINING, INC.)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
August 31, 2009

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

On September 9, 2008, the Company entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports & Entertainment, Inc. (“Diamond Sports”).  Under the terms of the SPA, the Company provided bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note from Diamond Sports to the Company (the “Bridge Note”).  The Bridge Note is unsecured, is due on December 8, 2009, and bears no interest.  All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger, otherwise the balance will be repaid in cash. The Bridge Note will be considered a precursor to the merger and is identified on the balance sheet as “Advance for Merger.”

NOTE 4 – NOTE PAYABLE

On September 9, 2008, the Company entered into a 0 % Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, "John Thomas B.O.F.")  Under the terms of the Agreement, the Company borrowed the principal amount of $500,000, interest free, which is to be repaid in full on or before December 8, 2009, unless the Note is converted or redeemed before such date. The Note terms grant John Thomas B.O.F. the ability to convert any or all of the outstanding note balance into equity units of the Company, at $1.00 per unit.  Each unit consists of one share of the Company’s common stock, and one-half purchase warrant.  The purchase warrants would have an exercise price of $2.00 per share, and expire five years from the date of any conversion.

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

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

On April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008 and effective on May 6, 2008, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.  All share amounts have been retroactively restated for the share split.

On September 9, 2008, we closed an offering of $500,000 principal amount of our 0% Secured Convertible Promissory Notes (the “Investor Notes”)1.  We used the $500,000 gross proceeds from the Investor Notes to provide bridge financing to Diamond Sports & Entertainment, Inc. (“Diamond Sports”) to assist Diamond Sports in meeting its working capital requirements.  Diamond Sports entered into a term sheet with Gottbetter Capital Group, Inc. dated December 12, 2007, as amended, pursuant to which it is contemplated that a newly-formed, wholly-owned subsidiary of the Company will merge with and into Diamond Sports (the “Merger”), as a result of which we will acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports will become a wholly-owned subsidiary of ours.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.  At this stage, no definitive terms have been agreed to with respect to the proposed Merger.  Neither we nor Diamond Sports is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place.

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

Expenses

Our total expenses during the three months ended August 31, 2009 increased to $12,319 from $9,695 during the three months ended August 31, 2008, and our total expenses during the nine months ended August 31, 2009 increased to $56,835 from $33,441 during the nine months ended August 31, 2008, due to increased accounting and legal fees and office expenses in the three and nine month periods ended August 31, 2009.

Net Loss

We incurred a net loss for the three months ended August 31, 2009 and 2008 of $12,319 and $9,695, respectively and for the nine months ended August 31, 2009 and 2008 of $56,835 and $33,441, respectively.  The increase in net loss for the nine months ended August 31, 2009 was directly attributable to the increase in our operating expenses during the nine months ended August 31, 2009.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of August 31, 2009 and November 30, 2008 was $0.

Although we have minimal operating costs and expenses at the present time due to our limited business activities, we believe that we will have to raise cash to meet our operating expenses for the next three months.  After such time, we will need to raise additional financing for us to continue our operations.  This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer or others.  We have not made any decisions with respect to such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise funding as necessary, we may not be able to accomplish the goals and objectives of our business plan.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above as a result, in part, of not having an audit committee and having one individual serve as our sole officer and director, our management, including our principal executive and accounting officer, has concluded that, as of August 31, 2009, our disclosure controls and procedures are not operating effectively.

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

Date: October 20, 2009	FEDERAL SPORTS & ENTERTAINMENT, INC.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Chief Executive Officer and Principal Financial Officer