Form 10-K
period 2009-11-30
Federal Sports & Entertainment, Inc.
filed 2010-03-01
CIK 1375596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: November 30, 2009

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
Yes ☒   No ☐

As of March 1, 2010, there were 10,010,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 2,500,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $322,500, based on the closing price of $0.15 for the registrant’s common stock on May 31, 2009.  Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Federal Sports & Entertainment, Inc.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended November 30, 2009 of Federal Sports & Entertainment, Inc. ("the Company") includes the re-audited financial statements of the Company for the year ended November 30, 2008.  The previously issued financial statements for the fiscal year ending November 30, 2008 were audited by Moore and Associates Chartered, whose registration with the Public Company Accounting Oversight Board was revoked in August of 2009.

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

On April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. in contemplation of the proposed Merger discussed below and increased our authorized capital stock to an aggregate of 310,000,000 shares consisting of 300,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”) and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008 and effective on May 8, 2008, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.

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

Material Events

Note Offering

On September 9, 2008, we closed an offering of $500,000 principal amount of our 0% Secured Convertible Promissory Notes (the “Investor Note”) to one accredited investor (the “Investor”).  The Investor Note was offered in a private placement (the “Note Offering”) to a limited number of accredited investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act.

We used the $500,000 gross proceeds (net proceeds of $338,838) derived from our issuance of the Investor Note to provide bridge financing (“Bridge Financing”) to Diamond Sports & Entertainment, Inc. (“Diamond Sports” or “FLB”) to assist FLB in meeting its working capital requirements.  The Bridge Financing of $338,838 was evidenced by an Unsecured Bridge Loan Promissory Note from Diamond Sports to us in the amount of $500,000 (the “Bridge Note”).

We and Diamond Sports entered into a term sheet dated December 12, 2007, as amended, pursuant to which it was contemplated that a newly-formed, wholly-owned subsidiary of the Company would merge with and into Diamond Sports (the “Merger”), as a result of which we would acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports would become our wholly-owned subsidiary.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.

We have determined not to proceed with the Merger and have discontinued discussions with Diamond Sports.

The Investor Note bore no interest and was for a term of 15 months (“Maturity”).  We were to redeem the Investor Note and repay it in full upon the earlier of (i) any financing, merger or acquisition (including the Merger), or any other business combination resulting in cash proceeds to us or to Diamond Sports in excess of the aggregate amount of the Investor Note or (ii) Maturity.  The Investor Note was convertible at the option of the Investor upon closing of the Merger into units (the “Units”), at a conversion price of $1.00 per Unit.  Each Unit was to consist of one share of our Common Stock and one half of one Common Stock purchase warrant, exercisable per whole warrant at a price of $2.00 per share. The shares of Common Stock that would be issued as a result of conversion of the Note (and upon exercise of the related warrants) carried certain registration rights.

Upon closing of the Merger, we were to issue to the Investor for each dollar of principal amount of the Investor Note: warrants to purchase one (1) share of Common Stock exercisable for a period of five (5) years with an initial exercise price equal to $2.00 per share (the “Bridge Warrants”); and one (1) share of Common Stock (the “Bridge Shares”).  In the event of redemption of the Investor Note prior to the Merger, the Investor was to retain the right to receive the Bridge Warrants and the Bridge Shares.  The Bridge Warrants and the Bridge Shares carried “piggyback” registration rights and anti-dilution protection.  The Bridge Warrants provided for cashless exercise in the event the shares of Common Stock underlying the Bridge Warrants were not registered.

The Investor Note was secured by all of the assets of Diamond Sports and its affiliate, Diamond Concessions, LLC. This security interest was subordinated to that of a certain bank providing a pre-existing credit facility to Diamond Sports.  Three of the principal officer/director stockholders of Diamond Sports pledged all of their shares of capital stock of Diamond Sports to the Investor as security for the Registrant’s obligations under the Investor Note.

The Bridge Note was unsecured, was for a term of 15 months from the initial closing of the Bridge Financing, and bore no interest.  All obligations under the Bridge Note were to be deemed repaid in full and canceled upon the closing of the Merger.

If we defaulted under the Investor Note, the full principal amount of the Investor Note at the Investor’s option, was to become immediately due and payable in cash.  In addition, upon an event of default, the Investor Note was to begin to bear interest at a rate of 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

A default by Diamond Sports under the Bridge Note, including but not limited to the failure to repay the Bridge Note and close the Merger prior to the maturity date of the Bridge Note, would cause the full principal amount of the Bridge Note, at the Investor’s option, to become immediately due and payable in cash.  In addition, upon an event of default, the Bridge Note would begin to bear interest at a rate of 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate would continue until all defaults are cured.

Subsequent Event

Effective February 3, 2010, we assigned and delivered the Bridge Note to the Investor in exchange for the Investor returning to us the Investor Note which we have cancelled.  As part of this transaction, the Investor released us from any and all obligations and claims relating to the Investor Note, including the obligation to issue the Bridge Shares or Bridge Warrants.

Employees

As of March 1, 2010 our only employee is our sole executive officer.

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

For the period from August 24, 2007 to November 30, 2009, the table sets forth the high and low closing bid prices based upon information obtained from inter-dealer quotations on the OTC Bulletin Board without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Quarter Ended	High Bid	Low Bid
February 28, 2008 (1)	$0.10	$0.10

March 3, 2008 through May 5, 2008	$0.51	$0.10

May 6, 2008 through May 31, 2008 (2)	$0.15	$0.15

August 31, 2008	$0.15	$0.15

November 30, 2008	$0.15	$0.15

February 27, 2009	$0.15	$0.15

May 29, 2009	$0.15	$0.05

August 31, 2009	$0.0605	$0.0605

November 30, 2009	$0.0605	$0.0605

(1)	Although our stock was approved for listing on the OTC Bulletin Board on or about July 24, 2007, no trades occurred prior to August 24, 2007.

(2)	All information from May 6, 2008 reflects the 2:1 forward stock split.

Our Common Stock is thinly traded and, thus, pricing of our Common Stock does not necessarily represent its fair market value.

Holders

As of March 1, 2010, we had 10,010,000 shares of our Common Stock issued and outstanding held by five (5) shareholders of record.

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

Recent Sales of Unregistered Securities

As discussed above, on September 9, 2008, we closed the Note Offering of the Investor Note.  The Note Offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and/or Regulation S and Section 4(2) of the Securities Act. The Investor Note was offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. Ten percent commissions on the gross proceeds of the Note Offering were paid to Gottbetter Capital Markets, LLC, a registered broker-dealer.

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

Fiscal year Ended November 30, 2009

We are still in our exploration stage and have generated no revenues to date.

We incurred total expenses of $65,598 and $97,440 for the years ended November 30, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses incurred in connection with the day to day maintenance of our public company status and the related preparation and filing of our periodic reports.  Accounting and legal fees increased from $13,320 for the fiscal year ended November 30, 2008 to $50,142 for the fiscal year ended November 30, 2009 and office expense decreased from $31,613 to $15,456 over these same periods.  During the 2008 period, we also incurred directors fees’ of $45,100, which represents the estimated fair value of 4,510,000 common shares granted to our sole director for services rendered.

Our net loss for years ended November 30, 2009 and 2008 were $65,598 and $97,440, respectively.

We have generated no revenues and our net operating loss from inception through November 30, 2009 was $179,039.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of November 30, 2009 was $0.00.

Note Offering

On September 9, 2008 we closed the Note Offering of the Investor Note for gross proceeds to us of $500,000. We used the proceeds of the Note Offering to complete the Bridge Financing to FLB.

On February 3, 2010, as a result of the abandonment of the Company’s planned Merger with Diamond Sports, the Company and the Investor entered into a settlement agreement whereby the note evidencing the Bridge Financing was assigned by the Company to the Investor in full satisfaction of the Investor Note and all obligations thereunder, including the Company’s contingent obligation to issue Bridge Shares and Bridge Warrants to the Investor upon the closing of the Merger.  The Company has no further obligations to the Investor.

Capital Resources

We believe that we will have to raise cash to meet our expenses for the next three  months.  After such time, we will need to raise additional financing for us to continue our limited operations.  This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer or principal stockholders.  We have not made any decisions with respect to such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise funding as necessary, we may not be able to proceed with our business plan.

Our auditors have issued an opinion that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Under the supervision and with the participation of our senior management, consisting of David Rector, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of November 30, 2009; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report

Officers’ Certifications

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended November 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

David Rector	62	Chief Executive Officer, Principal Financial Officer, President, Secretary, Treasurer and Director	September 30, 2008

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

David Rector

Mr. Rector has served as our Chief Executive Officer, President, Principal Accounting Officer, Secretary, Treasurer and Director since September 30, 2008. Mr. Rector does not have an employment agreement with us but receives $500 per month in compensation for his services to us. Mr. Rector has also served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of of Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) since April 19, 2004, of Standard Drilling, Inc. since November 2007, and of Li3 Energy, Inc. (formerly known as NanoDynamics Holdings, Inc. and, before that, as Mystica Candle Corporation) since June 6, 2008. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
Nevada Gold Holdings, Inc. (OTCBB:NGHI)	April 2004
US Uranium Inc. (OTCBB:USUI)	June 2007
Standard Drilling, Inc.(STDR.PK)	November 2007
Li3 Energy, Inc. OTCBB:LIEG)	June 2008

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended November 30, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended November 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended November 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended November 30, 2009 that received annual compensation during the fiscal year ended November 30, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Rector, Chief	2009	6,000	0	0	0	0	0	0	6,000
Executive Office	2008	1,000	0	0	0	0	0	0	1,000

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

Compensation of Directors

Except as indicated above, none of our directors receives any compensation for serving as such, for serving on committees (if any) of the board of directors or for special assignments. During the fiscal year ended November 30, 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 1, 2010 by:

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
488 Madison Avenue
New York, NY 10022

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 10,010,000 shares of common stock outstanding as of March 1, 2010.

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

On April 1, 2008 the Company issued 4,510,000 shares of its common stock to Ms. Farrell for services rendered to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended November 30, 2009 and 2008 are set forth in the table below.

For the fiscal year ended November 30, 2009 we incurred aggregate fees and expenses of $10,000 from GBH, CPAs, PC (“GBH”). Such fees were for the performance of the annual audit for year ending November 30, 2009 and for the review of financial statements for the quarter ended August 31, 2009. Also, GBH re-audited the Company’s financial statements for the period from inception to November 30, 2008.

We incurred aggregate fees and expenses of $3,500 from Moore & Associates for work completed on the audit for the fiscal year ended November 30, 2008

Fee Category	Fiscal year ended November 30, 2009	Fiscal year ended November 30, 2008
Audit fees (1)	$10,000	$3,500
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$10,000	$3,500

(1)
“Audit fees” consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 14, 2008 (1)

3.2	3.2	By-Laws of Registrant (2)

4.1	4.1	Form of 0% Secured Convertible Promissory Note (the “Note(s)) of the Registrant (3)

Exhibit No.	SEC Report Reference Number	Description

4.2	4.2	Form of 5-Year Bridge Warrant to Purchase shares of Common Stock of the Registrant (3)

4.3	4.3	Form of Securities Purchase Agreement by and among Registrant and the Buyer(s) named therein (3)

10.1	10.1	2008 Equity Incentive Plan (4)

10.2	10.1	Form of Bridge Loan Agreement by and between the Registrant and Diamond Sports & Entertainment, Inc. (“DSEI”) dated September 9, 2008 (3)

10.3	10.2	Form of Unsecured Bridge Loan Promissory Note of DSEI in favor of the Registrant dated September 9, 2008 (3)

10.4	10.3	Form of Security Agreement by and among DSEI, Diamond Concessions, LLC and the Buyer(s) of the Registrant’s Note(s) dated as of September 9, 2008 (3)

10.5	10.4	Form of Pledge Agreement by and among the Registrant, the Pledgors named therein, Gottbetter & Partners, LLP and the Buyer(s) named therein (3)

10.5	10.5	Assignment of Promissory Note and Release dated as of February 3, 2009, by and between the Registrant and the Buyer of the Registrant’s Note

14.1	14.1	Code of Ethics (4)

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(4)
Filed with the SEC on March 3, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-140900) on Form 10-K for the fiscal year ended November 30, 2008, which exhibit is incorporated herein by reference.

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

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SPORTS & ENTERTAINMENT, INC.

Dated: March 1, 2010	By:	/s/ David Rector
David Rector, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Rector	Director	March 1, 2010
David Rector

PART IV – FINANCIAL INFORMATION

ITEM 15.       FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Federal Sports and Entertainment, Inc. (fka Rite Time Mining, Inc.)
(An Exploration Stage Company)
New York, New York

We have audited the accompanying balance sheets of Federal Sports and Entertainment, Inc. (fka Rite Time Mining, Inc.) (An Exploration Stage Company) as of November 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2009, 2008 and since inception on May 3, 2006 to November 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from May 3, 2006 (inception) to November 30, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Sports and Entertainment, Inc. (fka Rite Time Mining, Inc.) (An Exploration Stage Company) as of November 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2009 and 2008 and since inception on May 3, 2006 to November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $179,039, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
March 1, 2010

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
Balance Sheets

	As of	As of
	November 30,	November 30,
	2009	2008
		(Restated)
ASSETS
Current Assets
Cash	$-	$-
Deferred Financing Cost	3,223	132,153
Prepaid Retainer	2,500	-
Note receivable, net of discount of $3,223	496,777	-
Total Current Assets	502,500	132,153

Long Term Assets
Note receivable, net of discount of $132,153	-	367,847
Total Long Term Assets	-	367,847

Fixed Assets	-	-
Total Fixed Assets

Total Assets	$502,500	$500,000

LIABILITIES
Current Liabilities
Accounts Payable	14,534	6,842
Accounts Payable - related party	7,000	-
Advances from Shareholder	82,405	28,999
Convertible Note Payable	500,000	500,000

Total Current Liabilities	$603,939	$535,841

Long term Liabilities	-	-

Total Liabilities	603,939	535,841
STOCKHOLDERS’ EQUITY
10,000,000 Preferred Shares authorized at $0.001 par value. Zero Preferred Shares Issued and outstanding 300,000,000 Common Shares authorized at $0.001 par value	-	-
10,010,000 and 10,010,000 common shares issued and outstanding as of 11/30/09 and 11/30/08, respectively	10,010	10,010
Additional Paid in Capital	67,590	67,590
Accumulated Deficit during Exploration Stage	(179,039)	(113,441)
Total Stockholders Equity	(101,439)	(35,841)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,500	$500,000

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
Statements of Operations

			From May 3, 2006
			(Inception) Through
	Year Ended	Year Ended	Current period
	November 30,	November 30,	ended
	2009	2008	November 30, 2009
		(Restated)

Revenue	$-	$	$-

Expenses

Accounting & Legal Fees	50,142	13,320	68,562
Bank Service Charge	-	25	180
Incorporation	-	4,627	5,477
Director Fees	-	45,100	45,100
Licenses and Permits	-	-	200
Mineral Expenditures	-	2,500	6,750
Office Expense	15,456	31,613	49,314
Professional Fees	-	-	850
Transfer Agent fees	-	255	1,196
Total Expenses	65,598	97,440	177,629

Other Income (expenses)
Impairment Loss
(Mineral Claims)	-	-	1,410
Provision for Income Taxes	-	-	-
Interest Income	128,930	29,009	157,939
Interest Expense	(128,930)	(29,009)	(157,939)

Net Income (Loss)	$(65,598)	$(97,440)	$(179,039)

Basic & Diluted (Loss) per Share	$(0.01)	(0.01)

Weighted Average Number of Shares – basic and diluted	10,010,000	8,529,973

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
Statement of Stockholders Equity
From Inception May 3, 2006 to November 30, 2009

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid in	Exploration	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at Inception on May 3, 2006		$-		$-	$-	$-	$-

Common Stock issued to founders at $0.0025 per share, (par value $.001) on 8/4/06			3,000,000	$3,000	$4,500		$7,500

Net loss for the period from inception on May 3, 2006 to Nov. 30, 2006						$(2,646)	$(2,646)
Balance, Nov. 30th 2006		$-	3,000,000	$3,000	$4,500	$(2,646)	$4,854

Common Stock (par $0.001) issued at $0.01 on 3/29/07			1,590,000	$1,590	$14,310		$15,900
Common Stock (par $0.001) issued at $0.01 on 4/3/07			160,000	$160	$1,440		$1,600
Common Stock (par $0.001) issued at $0.01 on 4/4/07			400,000	$400	$3,600		$4,000
Common Stock (par $0.001) issued at $0.01 on 4/10/07			350,000	$350	$3,150		$3,500
Net (Loss) for the year ending Nov.30, 2007						$(13,355)	$(13,355)
Balance, Nov. 30, 2007		$-	5,500,000	5,500	27,000	(16,001)	$16,499

Common Stock (par $0.001) issued on 4/1/08 to Director for services rendered			4,510,000	$4,510	$40,590		$45,100
Net (Loss) for the year ending November 30, 2008						$(97,440)	$(97,440)
Balance, November 30, 2008 (Restated)		$-	10,010,000	$10,010	$67,590	$(113,441)	$(35,841)

Net (Loss) for the year ending November 30, 2009						$(65,598)	$(65,598)
Balance, November 30, 2009		$-	10,010,000	$10,010	$67,590	$(179,039)	$(101,439)

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
Statements of Cash Flows

	Year	Year	From May 3, 2006
	Ended	Ended	(Inception) Through
	November 30, 2009	November 30, 2008	November 30, 2009
		(Restated)
Operating Activities
Net Loss	$(65,598)	$(97,440)	$(179,039)
Amortization of deferred financing cost	128,930	29,009	99,921
Stock based compensation	-	45,100	45,100
Accretion of discount on note receivable	(128,930)	(29,009)	(99,921)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	7,692	6,842	14,534
Increase (decrease) in accounts payable – related party	7,000	-	7,000
(Increase) decrease in accounts receivable/retainer	(2,500)	-	(2,500)
Net Cash used in Operating Activities	(53,406)	(45,498)	(114,905)

Investing Activities
Issuance of note receivable	-	(338,838)	(338,838)
Net Cash used in Investing Activities	-	(338,838)	(338,838)

Net Cash after Operating and Investing Activities	$-	$(384,336)	$(453,743)

Financing Activities
Proceeds from issuance of common stock	-	-	32,500
Payments on Loan From Director	-	(5,000)	-
Advance from shareholder	53,406	28,999	82,405
Borrowings on debt, net of costs	-	338,838	338,838
Net Cash from Financing Activities	53,406	362,837	453,743

Decrease in Cash	-	(21,499)	-
Cash at Beginning of Period	-	21,499	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

Noncash investing and financing activity:
Discount recorded on Note Receivable	$-	$161,162

The accompanying notes are an integral
part of these financial statements.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Federal Sports & Entertainment, Inc. (formerly Rite Time Mining Corp.) (the “Company”) was incorporated on May 3, 2006 under the laws of the State of Nevada.  The Company was primarily engaged in the acquisition and exploration of mining properties.

On April 14, 2008, the Company filed Amended and Restated Articles of Incorporation changing its name from Rite Time Mining, Inc. to Federal Sports & Entertainment, Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

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

Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC 740 – Income Taxes, (formerly Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes"). A liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

FASB ASC 825 – Financial Instruments (Formerly FAS No. 107, "Disclosures about Fair Value of Financial Instruments"), requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain notes receivable and payable.  The Company believes the carrying value of these financial instruments approximates fair value given their short term nature.

Per Share Information

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  The Company did not have any common stock equivalents outstanding during 2009 or 2008.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

NOTE 3 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $179,039 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The uncertainty about the Company’s ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - PROVISION FOR INCOME TAXES

For the years ending November 30, 2009 and 2008, and the period from May 3, 2006 (inception) through November 30, 2009, the Company had no significant current or deferred income tax expense.

At November 30, 2009, the Company has approximately $61,000 of unrecognized tax benefits, the large majority of which relates to net operating loss carryforwards.  We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 6 – CONCENTRATIONS OF RISKS

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

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (ASU 2009-05). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

Recently Issued Standards

Recently issued standards are not expected to have a material impact on the Company’s financial positions or results of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from Shareholder

At November 30, 2009, the Company had been advanced $82,000 by a shareholder to cover operating expenses.  These advances are noninterest bearing and payable on demand.

Accounts Payable – Related Party

At November 30, 2009, the Company owed $7,000 to its CEO for services rendered to the Company as its sole officer and director.

NOTE 9 – NOTE RECEIVABLE

On September 9, 2008, the Company entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports & Entertainment, Inc. (“Diamond Sports”).  Under the terms of the SPA, the Company provided net proceeds of $338,838 in bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), and to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note (Bridge Note) in the amount of $500,000 from Diamond Sports to the Company (the “Bridge Note”).  The Bridge Note is unsecured, has a term of 15 months from the initial closing of the Bridge Financing (unless extended by mutual agreement of the parties), and is noninterest bearing.  In the event of a default under the terms of the SPA, interest accrues at 15%.  All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger.  At maturity, Diamond Sports will be required to remit $500,000 to the Company.

The Company recorded the Bridge Note at the initial advance amount and will accrete the note receivable to the face amount over the note’s term.  Interest income recognized during 2009 and 2008 was $128,930 and $29,009, respectively.  The implicit interest rate is 32%.

See Note 12 for further information regarding the Bridge Note.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

NOTE 10 – NOTE PAYABLE

On September 9, 2008, the Company entered into a 0 % Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, "John Thomas B.O.F.")  Under the terms of the Agreement, the Company borrowed the principal amount of $500,000, which was to be repaid in full on or before December 8, 2009, unless the Promissory Note is converted or redeemed before such date.  The Promissory Note is secured by all of the assets of Diamond Sports and its affiliate, Diamond Concessions, LLC. This security interest was subordinated to that of a certain bank providing a pre-existing credit facility to Diamond Sports.  Three of the principal officer/director stockholders of Diamond Sports pledged all of their shares of capital stock of Diamond Sports to John Thomas B.O.F. as security for the Company’s obligations under the Promissory Note.     The Promissory Note terms grant John Thomas B.O.F. the ability to convert any or all of the outstanding note balance into equity units of the Company, at $1.00 per unit upon the closing of the merger of the Company with Diamond Sports.  Each unit consists of one share of the Company’s common stock, and one-half purchase warrant.  The purchase warrants have an exercise price of $2.00 per share, and expire five years from the date of conversion.

Upon closing of the merger with Diamond Sports and in addition to the option to convert the Promissory Note into shares of the Company’s stock and warrants, John Thomas B.O.F. is also entitled to receive 500,000 Bridge Shares and 500,000 Bridge Warrants.  The Bridge Warrants will have an exercise price of $2.00 per share and an exercise period of 5 years.

The Company paid $161,162 in fees related to the Promissory Note ($146,162 of which was paid to a shareholder or affiliates of the shareholder), which has been capitalized as deferred financing costs to be amortized over the term of the Promissory Note.

See Note 12 for further information regarding this Promissory Note.

NOTE 11 – STOCKHODLERS’ EQUITY

Effective May 8, 2008, our Board of Directors approved a forward stock split in the form of a dividend, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.  All share and per share amounts have been retroactively restated for all periods presented to account for this forward stock split.

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2009:

•	Preferred stock, $.0.001 par value: 10,000,000 shares authorized, zero shares issued and outstanding. Rights and preferences can be determined by the Company’s Board of Directors, and

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

•	Common stock, $0.001 par value: 300,000,000 shares authorized and 10,010,000 shares issued and outstanding.

Transactions, other than employees’ stock issuance, are in accordance with FAS ASC 718 – Stock Compensation (formerly SFAS No. 123R). Issuances are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

On April 4, 2007 the Company issued a total of 400,000 shares of common stock for cash in the amount of $0 .01 per share for a total of $4,000

On April 16, 2007 the Company issued a total of 350,000 shares of common stock for cash in the amount of $0 .01 per share for a total of $3,500

On April 1, 2008 the Company issued a total of 4,510,000 to one director for services rendered.  The shares were valued at $0.01 per share for a total of $45,100.

On April 14, 2008 the Company filed Amended and Restated Articles of Incorporation increasing their authorized capital stock from 75,000,000 shares of common stock, par value $0.001 to 300,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

2008 Equity Incentive Plan

On April 15, 2008, our Board of Directors and stockholders adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 2,000,000 shares of our Common Stock for issuance under the 2008 Plan. The number of shares of Company Common Stock available for issuance under the 2008 Plan will be increased on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the least of (i) 1,500,000 shares, (ii) 3% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. We have not granted any awards under the 2008 Plan.

NOTE 12 – SUBSEQUENT EVENTS

On February 3, 2010, as a result of the abandonment of the Company’s planned merger with Diamond Sports, the Company and John Thomas B.O.F. entered into a settlement agreement whereby the Bridge Note was assigned by the Company to John Thomas B.O.F. in full satisfaction of the Promissory Note and the extinguishment of all obligations thereunder, including the Company’s contingent obligation to issue Bridge Shares and Bridge Warrants to John Thomas B.O.F. upon the closing of a merger.  The Company has no further obligations to John Thomas B.O.F.

The Company evaluated all subsequent events through March 1, 2010, and no other significant subsequent events requiring disclosure were identified.

NOTE 13 – RESTATED FINANCIAL STATEMENTS

This Annual Report on Form 10-K for the year ended November 30, 2009 of Federal Sports & Entertainment, Inc. ("the Company") includes the re-audited financial statements of the Company for the year ended November 30, 2008.  On August 27, 2009, the PCAOB revoked the registration of the Company’s prior auditors Moore & Associates Chartered. The Company was notified by the SEC that a due to the revocation, a re-audit of the Company’s financial statements for the year ended November 30, 2008 would be required.

The Company has identified material errors in its previously issued financial statements.  These misstatements require that the financial statements for the fiscal year ended November 30, 2008 be restated.

Below is a summary of the changes made to the financial statements previously filed for the period ended November 30, 2008:

FEDERAL SPORTS & ENTERTAINMENT, INC. FKA RITE TIME MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

November 30, 2008	As Originally Reported	Adjustments		As Restated
Note Receivable	500,000	(132,153	) [1]	367,847
Other current assets	-	132,153	[2]	132,153

Accounts payable	(28,999)	22,157	[4] [5]	(6,843)
Advances from Shareholder	-	(28,999	) [4]	(28,999)
Convertible Note payable	(500,000)			(500,000)
Preferred stock	-			-
Common stock	(10,010)			(10,010)
Additional paid-in capital	(22,490)	45,100	[3]	(67,590)
Accumulated Deficit during development stage	61,499	51,942	[3] [5]	113,441

	TWELVE MONTHS ENDED
November 30, 2008	As Originally Reported	Adjustments		As Restated
Accounting and legal fees	13,320	-		13,320
Bank Service Charge	25	-		25
Director Fees	-	45,100	[3]	45,100
Incorporation	4,627	-		4,627
Mineral Expenditures	2,500	-		2,500
Office Expense	24,771	6,842	[5]	31,613
Transfer Agent Fees	255	-		255
Interest Income	-	(29,009	) [1]	(29,009)
Interest Expense	-	29,009	[2]	29,009
Provision for income taxes	-
Net Loss	45,498	51,942		97,440

Net loss per common share	$(0.00)	$(0.01	) [6]	$(0.01)
Weight average common shares outstanding	8,494,344	35,629	[6]	8,529,973

Adjustment Entry Description for December 31, 2008
[1]	To record note receivable at net amount advanced and related accretion through November 30, 2008.
[2]	To record deferred financing costs incurred in connection with the Note Payable and related amortization.
[3]	To record issuance of shares to director at $0.01 per share and related compensation expense.
[4]	To reclassify amounts paid on behalf of the company by a significant shareholder.
[5]	To record office expense incurred during fiscal year 2008.
[6]	To record the effect on EPS of adjusted amounts