Form 10-Q
period 2010-02-28
UNIVERSAL GOLD MINING CORP.
filed 2010-04-14
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-140900

UNIVERSAL GOLD MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4856983
(State of incorporation)	(IRS Employer Identification No.)

c/o Gottbetter & Partners, LLP
488 Madison Avenue, New York, NY 10022
(Address of principal executive offices)

(212) 400-6900
(Issuer’s telephone number)

Federal Sports & Entertainment, Inc.
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

As of April 12, 2010, there were 10,010,000 shares of the issuer’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Universal Gold Mining Corp.
( fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Balance Sheets

	As of
	Period Ended	As of
	February 28,	November 30,
	2010	2009
ASSETS
Current Assets
Cash	$-	$-
Deferred Financing Cost		3,223
Prepaid Retainer		2,500
Note receivable (net of discount of $3,223)	-	496,777
	-
Total Current Assets	-	502,500

Long Term Assets	$-	$

Total Assets	$-	$502,500

LIABILITIES
Current Liabilities
Accounts Payable	20,934	14,534
Accounts Payable - related party	8,500	7,000
Advances from Shareholder	100,618	82,405
Convertible Note Payable		500,000
Total Current Liabilities	$130,052	$603,939

Long term Liabilities	-	-

Total Liabilities	130,052	603,939
STOCKHOLDERS’ EQUITY (DEFICIT)
10,000,000 Preferred Shares authorized at $0.001 par value. Zero Preferred Shares Issued and outstanding
300,000,000 Common Shares authorized at $0.001 par value 10,010,000 common shares issued and outstanding	10,010	10,010
Additional Paid in Capital	67,590	67,590
Accumulated Deficit during Development Stage	(207,652)	(179,039)
Total Stockholders’ Equity (Deficit)	(130,052)	(101,439)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (Deficit)	$-	$502,500

The accompanying notes are an integral
part of these financial statements.

Universal Gold Mining Corp.
( fka Federal Sports & Entertainment, Inc)
(A Development Stage Company)
Statements of Operations
	Three Months	Three Months	From May 3, 2006
	Ended	Ended	(Inception) Through
	February 28,	February 28,	Current period ended
	2010	2009	February 28, 2010
		(Restated)

Revenue	$-	$	$-

Expenses

Accounting & Legal Fees	26,970	22,118	95,532
Bank Service Charge			180
Incorporation			5,477
Director Fees	-		45,100
Licenses and Permits		-	200
Mineral Expenditures			6,750
Office Expense	1,643	4,157	50,957
Professional Fees			850
Transfer Agent fees			1,196
Total Expenses	28,613	26,275	206,242

Other Income (expenses)
Impairment Loss (Mineral Claims)			(1,410)
Interest Income	3,223	32,232	161,162
Interest Expense	(3,223)	(32,232)	(161,162)

Net (Loss)	$(28,613)	$(26,275)	$(207,652)

Basic and Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Number of Common Shares	10,010,000	10,010,000

The accompanying notes are an integral
part of these financial statements.

Universal Gold Mining Corp.
( fka Federal Sports & Entertainment, Inc)
 (A Development Stage Company)
Statements of Cash Flows

			From May 3, 2006
	Three Months Ended	Three Months Year Ended	(Inception) Through
	February 28,	February 28,	period ended
	2010	2009	February 28, 2010
		(Restated)
Operating Activities

Net Loss	$(28,613)	$(26,275)	$(207,652)
Amortization of deferred financing cost		32,232	161,162
Stock based compensation	-		45,100
Accretion of discount on note receivable		(32,232)	(161,162)
Changes in working capital components:
Increase (decrease) in accounts payable	24,613	(2,392)	39,147
Increase in accounts payable – related party	1,500	1,500	8,500
(Increase) decrease in accounts prepaid retainer	2,500
Net Cash used in Operating Activities	-	(27,167)	(114,905)

Investing Activities
Note receivable			(338,838)

Net Cash used in Investing Activities	-	-	(338,838)

Financing Activities
Proceeds from issuance of common stock			32,500
Borrowngs on debt, net of costs			338,838
Advances from Shareholder		27,167	82,405
Net Cash provided by Financing Activities	-	27,167	453,743

Change in Cash

Cash at Beginning of Period			-

Cash at end of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

Noncash investing and financing activity:
Assignment of note receivable in satisfaction of note payable	$500,000	$
Note payable satisfied by assignment of Note receivable	$(500,000)	$
The accompanying notes are an integral part of these financial statements

UNIVERSAL GOLD MINING CORP.
(FKA FEDERAL SPORTS & ENTERTAINMENT, INC)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Gold Mining Corp. (formerly Federal Sports & Entertainment, Inc., formerly Rite Time Mining Corp.) (the “Company”) was incorporated on May 3, 2006 under the laws of the State of Nevada.  The Company was primarily engaged in the acquisition and exploration of mining properties.

On April 14, 2008 the Company filed Amended and Restated Articles of Incorporation changing its name from Rite Time Mining, Inc. to Federal Sports & Entertainment, Inc.  On April 9, 2010 the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name from Federal Sports & Entertainment, Inc. to Universal Gold Mining Corp.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at February 28, 2010 and for all periods presented herein, have been made.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2009 Form 10-K filed with the SEC.  The results of operations for the period ended February 28, 2010 are not necessarily indicative of the operating results for the full year.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates

UNIVERSAL GOLD MINING CORP.
(FKA FEDERAL SPORTS & ENTERTAINMENT, INC)
 (AN DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Reclassifications

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

Per Share Information

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  The Company did not have any common stock equivalents outstanding during 2010 or 2009.

NOTE 3 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $207,652 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The acquisition of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The uncertainty about the ability of the Company to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

UNIVERSAL GOLD MINING CORP.
(FKA FEDERAL SPORTS & ENTERTAINMENT, INC)
 (AN DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

NOTE 4 - PROVISION FOR INCOME TAXES

For the periods ending February 28, 2010 and 2009, and the period from May 3, 2006 (inception) through February 28, 2010, the Company had no significant current or deferred income tax expense.

At February 28, 2010, the Company has approximately $71,000 of unrecognized tax benefits, the large majority of which relates to net operating loss carryforwards.  We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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

UNIVERSAL GOLD MINING CORP.
(FKA FEDERAL SPORTS & ENTERTAINMENT, INC)
 (AN DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

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

Recently Issued Standards

Other than the aforementioned pronouncements, recently issued standards are not expected to have a material impact on the Company’s financial positions or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from Shareholder

At February 28, 2010, the Company had been advanced $100,618 by a major shareholder to cover operating expenses.  These advances are noninterest bearing.

Accounts Payable – Related Party

At February 28, 2010, the Company owed $8,500 to its CEO for services rendered to the Company as its sole officer and director.

NOTE 8 – SETTLEMENT AGREEMENT

On September 9, 2008, the Company entered into a 0 % Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, "John Thomas B.O.F.") Under the terms of the Agreement, the Company borrowed the principal amount of $500,000 ($338,838 net of fees), which was to be repaid in full on or before December 8, 2009, unless the Promissory Note was converted or redeemed before such date. The Promissory Note was secured by all of the assets of Diamond Sports and its affiliate, Diamond Concessions, LLC. This security interest was subordinated to that of a certain bank providing a pre-existing credit facility to Diamond Sports. Three of the principal officer/director stockholders of Diamond Sports pledged all of their shares of capital stock of Diamond Sports to John Thomas B.O.F. as security for the Company’s obligations under the Promissory Note.

UNIVERSAL GOLD MINING CORP.
(FKA FEDERAL SPORTS & ENTERTAINMENT, INC)
 (AN DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

Also on September 9, 2008, the Company entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports & Entertainment, Inc. (“Diamond Sports”). Under the terms of the SPA, the Company provided net proceeds of $338,838 in bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), and to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note (Bridge Note) in the amount of $500,000 from Diamond Sports to the Company (the “Bridge Note”).

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

NOTE 9 – Subsequent Events

On April 9, 2010, the Company changed its name to Universal Gold Mining Corp.

On March 22, 2010, the Company’s Board of Directors approved a 20 for 1 forward stock split in the form of a dividend.  The record date for this stock dividend is April 19, 2010, and the payment date and the “Ex”-date are expected to be April 26, 2010 and April 27, 2010, respectively, subject to FINRA approval.

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

On September 9, 2008, we closed the private placement sale to one investor (the “Investor”) of $500,000 principal amount of our 0% Secured Convertible Promissory Notes (the “Investor Note”)1.  We used the $500,000 gross proceeds (net proceeds of $338,838) from the Investor Note to provide bridge financing to Diamond Sports & Entertainment, Inc. (“Diamond Sports”) in exchange for a note from Diamond Sports (the “Bridge Note”), to assist Diamond Sports in meeting its working capital requirements.  Diamond Sports entered into a term sheet with Gottbetter Capital Group, Inc. dated December 12, 2007, as amended, pursuant to which it was contemplated that a newly-formed, wholly-owned subsidiary of the Company would merge with and into Diamond Sports (the “Merger”), as a result of which we would acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports would become a wholly-owned subsidiary of ours.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.

1 ..  As more fully discussed in our Form 8-K filed with the Securities and Exchange Commission on September 15, 2008 (File No. 140900).

We have determined not to proceed with the Merger and have discontinued discussions with Diamond Sports.

Effective February 3, 2010, we assigned and delivered the Bridge Note to the Investor in exchange for the Investor returning to us the Investor Note which we have cancelled.  As part of this transaction, the Investor released us from any and all obligations and claims relating to the Investor Note. We have no further obligations to John Thomas B.O.F or Diamond Sports

On April 9, 2010, we changed our name to Universal Gold Mining Corp.

On March 22, 2010, our Board of Directors approved a 20 for 1 forward stock split in the form of a dividend.  The record date for this stock dividend is April 19, 2010, and the payment date and the “Ex”-date are expected to be April 26, 2010 and April 27, 2010, respectively, subject to FINRA approval.

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

Expenses

Our total expenses during the three months ended February 28, 2010 increased to $28,613 from $26,275 during the three months ended February 28, 2009, as a result of increased accounting and legal fees in the three month period ended February 28, 2010.

Net Loss

We incurred a net loss for the three months ended February 28, 2010 and 2009 of $28,613 and $26,275, respectively.  The increase in net loss for the three months ended February 28, 2010 was directly attributable to the increase in our operating expenses during the three months ended February 28, 2010.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of February 28, 2010 and November 30, 2009 was $0.

Although we have minimal operating costs and expenses at the present time due to our limited business activities, we believe that we will have to raise cash to meet our operating expenses for the next three months.  After such time, we will need to raise additional financing for us to continue our operations.  This financing may take the form of additional sales of our equity or debt securities or loans from our sole officer or others.  We have not made any decisions with respect to such financing. Currently, our operations have been funded via advances from a major shareholder.  Additionally, we may be required to raise additional capital over the next twelve months in connection with, or in anticipation of, possible acquisition transactions. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise funding as necessary, we may not be able to accomplish the goals and objectives of our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above as a result, in part, of not having an audit committee and having one individual serve as our sole officer and director, our management, including our principal executive and accounting officer, has concluded that, as of February 28, 2010, our disclosure controls and procedures are ineffective.

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

PART II – OTHER INFORMATION

Item 5. Other Information

Effective February 3, 2010, we assigned and delivered the Bridge Note to the Investor in exchange for the Investor returning to us the Investor Note which we have cancelled.  As part of this transaction, the Investor released us from any and all obligations and claims relating to the Investor Note, including the obligation to issue the Bridge Shares2 or Bridge Warrants.

Item 6.  Exhibits

Exhibit No.	Description
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

10.1	Assignment of Promissory Note and Release dated as of February 3, 2009, by and between the Registrant and the Buyer of the Registrant’s Note (1)

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)
Filed with the SEC on March 1, 2010 as exhibit, number 10.5, to the Registrant’s annual report (SEC File No. 333-140900) on Form 10-K for the fiscal year ended November 30, 2009, which exhibit is incorporated herein by reference.

2 Upon closing of the Merger, we were to issue to the Investor for each dollar of principal amount of the Investor Note: warrants to purchase one (1) share of Common Stock exercisable for a period of five (5) years with an initial exercise price equal to $2.00 per share (the “Bridge Warrants”); and one (1) share of Common Stock (the “Bridge Shares”).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2010	UNIVERSAL GOLD MINING CORP.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Chief Executive Officer and Principal Financial Officer