Form 10-Q/A
period 2009-02-28
UNIVERSAL GOLD MINING CORP.
filed 2010-04-27
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-140900

UNIVERSAL GOLD MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4856983
(State of incorporation)	(IRS Employer Identification No.)

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

As of April 13, 2009 there were 10,010,000 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

Universal Gold Mining Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on April 14, 2009 (the "Original Filing") to restate and reissue its financial statements for the period ended February 28, 2009 contained in the Original Filing. The previously issued statements were reviewed by Moore and Associates Chartered Accountants and Advisors, whose registration was revoked in August of 2009.

The financial statements as of and for the three months ended February 28, 2009 have been restated to:  (1) properly record and amortize to interest expense the deferred financing costs associated with the convertible note payable entered into by the Company in September 2008; (2) properly record and amortize to interest income the discount associated with the note receivable entered into by the Company in September 2008: (3) adjust beginning retained earnings and additional paid-in capital for the issuance of shares to directors that were revalued as a consequence of the November 30, 2008 reaudit; (4) adjust beginning retained earnings and general and administrative expense for expenses originally recorded in the 3 month period ended February 28, 2009, but attributable to the year ended November 30, 2008; and (5) reclassify certain payables from accounts payable to Accounts payable – related party and Advances from Shareholder.  The related footnote disclosures to the financial statements that were impacted by these restatements have also been amended.  The effect of the restatement is further described in Note 6 to the financial statements contained in this Amendment.  In addition to the restatements discussed above, this Amendment also amends the information contained in Item 2 of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVERSAL GOLD MINING CORP. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	February 28,	November 30,
	2009	2008
	(Restated)
ASSETS
Current Assets
Cash	$-	$-
Note Receivable, net of discount of $99,921	400,079	-
Deferred Financing Costs	99,921	132,153
Total Current Assets	500,000	132,153

Long Term Assets
Note Receivable, net of discount of $132,153	-	367,847
Total Long Term Assets	-	367,847

Fixed Assets	-	-
Total Fixed Assets	-	-

Total Assets	$500,000	$500,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$4,450	$6,842
Accounts Payable – related party	1,500	-
Advances from Shareholder	56,166	28,999
Convertible Note Payable	500,000	500,000
Total Current Liabilities	562,116	535,841

Long Term Liabilities	-	-

Total Liabilities	562,116	535,841
STOCKHOLDERS’ EQUITY (DEFICIT)
10,000,000 Preferred Shares authorized at $0.001 par value.
Zero Preferred Shares issued and outstanding 300,000,000
Common Shares authorized at $0.001 par value, 10,010,000 and 10,010,000 common shares issued and outstanding as of 2/28/09 and 11/30/08 respectively	10,010	10,010
Additional Paid in Capital	67,590	67,590
Accumulated Deficit during Development Stage	(139,716)	(113,441)
Total Stockholders’ Equity (Deficit)	(62,116)	(35,841)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)	$500,000	$500,000

The accompanying notes are an integral
part of these financial statements.

UNIVERSAL GOLD MINING CORP. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Statements of Operations

	3 Months	3 Months	From May 3, 2006
	Ended February 28, 2009	Ended February 29, 2008	(Inception) Through February 28, 2009
	(Restated)		(Restated)
Revenue	$-	$-	$-

Expenses

Accounting & Legal Fees	22,118	2,000	40,538
Bank Service Charge	-	-	180
Incorporation	-	-	5,477
Director Fees	-	-	45,100
Licenses and Permits	-	-	200
Mineral Expenditures	-	2,500	6,750
Office Expense	4,157	180	38,015
Professional Fees	-	-	850
Transfer Agent fees	-	155	1,196
Total Expenses	26,275	4,835	138,306

Other (Income) expense
Recognition of an Impairment Loss:
Mineral Claims	-	-	1,410
Interest Expense	32,232	-	61,241
Interest Income	(32,232)	-	(61,246)

Net Income (Loss)	$(26,275)	$(4,835)	$(139,716)

Basic and Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	10,010,000	5,500,000

The accompanying notes are an integral
part of these financial statements.

UNIVERSAL GOLD MINING CORP. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			From May 3, 2006
	3 months	3 months	(Inception)
	Ended	Ended	Through
	February 28,	February 28,	February 28,
	2009	2008	2009
	(Restated)		(Restated)
Operating Activities:
Net Loss	$(26,275)	$(33,441)	$(139,716)
Amortization of Deferred Financing Costs	32,232	-	61,241
Accretion of Discount on Note Receivable	(32,232)	-	(61,241)
Share Based Compensation	-	-	45,100
Increase (decrease) in accounts payable and accrued expenses	(2,392)	19,564	4,450
Increase (decrease) in accounts payable – related party	1,500	-	1,500
Net Cash Used in Operating Activities	(27,167)	(13,877)	(88,666)

Investing Activities:
Issuance of Note Receivable	-	-	(338,838)
Net Cash Used In Investing Activities	-	-	(338,838)

Financing Activities:
Proceeds from issuance of common stock	-	-	32,500
Payments on loan from director	-	(5,000)	-
Borrowings on debt, net of costs	-	-	338,838
Advances from Shareholder	27,167	-	56,166
Net Cash Provided By (Used In) Financing Activities	27,167	(5,000)	427,504
Net change in cash	-	(18,877)	-
Cash at Beginning of Period	-	21,499	-
Cash at end of Period	$-	$2,622	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral
part of these financial statements.

UNIVERSAL GOLD MINING CORP. (FKA FEDERAL SPORTS & ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28 , 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 Form 10-K filed with the SEC.  The results of operations for the period ended February 28, 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative net losses of $139,716 since its inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

UNIVERSAL GOLD MINING CORP. (FKA FEDERAL SPORTS & ENTERTAINMENT, INC.)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
February 28, 2009

NOTE 2 – GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – NOTE RECEIVABLE

On September 9, 2008, the Company entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports & Entertainment, Inc. (“Diamond Sports”).  Under the terms of the SPA, the Company provided net proceeds of $338,838 in bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note in the amount of $500,000 from Diamond Sports to the Company (the “Bridge Note”).  The Bridge Note is unsecured, is due on December 8, 2009, and bears no stated interest.  All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger, otherwise the balance will be repaid in cash. The Bridge Note will be considered a precursor to the merger and is identified on the balance sheet as “Note Receivable,” net of the related discount.

The Company recorded the Bridge Note at the initial advance amount and will accrete the note receivable to the face amount over the note’s term.  Interest income recognized during the 2009 period was $32,232.  The implicit interest rate is 32% per annum.

NOTE 4 – NOTE PAYABLE

On September 9, 2008, the Company entered into a 0 % Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, "John Thomas B.O.F.")  Under the terms of the Agreement, the Company borrowed the principal amount of $500,000, which is to be repaid in full on or before December 8, 2009, unless the Promissory Note is converted or redeemed before such date. The Promissory Note is secured by all of the assets of Diamond Sports and its affiliate, Diamond Concessions, LLC. This security interest was subordinated to that of a certain bank providing a pre-existing credit facility to Diamond Sports. Three of the principal officer/director stockholders of Diamond Sports pledged all of their shares of capital stock of Diamond Sports to John Thomas B.O.F. as security for the Company’s obligations under the Promissory Note.  The Promissory Note terms grant John Thomas B.O.F. the ability to convert any or all of the outstanding note balance into equity units of the Company, at $1.00 per unit, upon the closing of the merger of the Company with Diamond Sports.  Each unit consists of one share of the Company’s common stock, and one-half purchase warrant.  The purchase warrants would have an exercise price of $2.00 per share, and expire five years from the date of any conversion.

Upon closing of the merger with Diamond Sports and in addition to the option to convert the Promissory Note into shares of the Company’s stock and warrants, John Thomas B.O.F. is also entitled to receive 500,000 Bridge Shares and 500,000 Bridge Warrants. The Bridge Warrants will have an exercise price of $2.00 per share and an exercise period of 5 years.

The Company paid $161,162 in fees related to the Promissory Note, which has been capitalized as deferred financing costs to be amortized over the term of the Promissory Note.

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

 NOTE 6 – RESTATEMENT

On August 27, 2009, the PCAOB revoked the registration of the Company’s prior auditors, Moore & Associates Chartered. The Company was notified by the SEC that, due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.

On March 1, 2010, the Company’s independent registered public accounting firm informed the registrant that, as a result of the re-audit of the Company’s financial statements for the year ended November 30, 2008, material errors in its previously issued financial statements as of and for the three month period ended February 28, 2009, had been identified.  These misstatements require that the financial statements as of and for the three month period ended February 28, 2009 be restated.

Below is a summary of the changes made to the financial statements previously filed as of and for the three months ended February 28, 2009.

As of February 28, 2009
	As Originally Reported	Adjustments		As Restated
Deferred financing costs - current	$-	99,921	[1]	$99,921
Note receivable, net of discount	500,000	(99,921	) [2]	(400,079)
Accounts payable	(62,116)	57,666	[3]	(4,450)
Accounts payable – related party		(1,500	) [3]	(1,500)
Advances from shareholders		(56,166	) [3]	(56,166)
Convertible note payable	(500,000)			(500,000)
Additional paid-in capital	(22,490)	(45,100	) [4]	(67,590)
(Retained earnings)/accumulated deficit	94,616	45,100	[4]	139,716

Three Months Ended
February 28, 2009

	As Originally Reported	Adjustments		As Restated
Office Expense	$11,000	(6,843	) [5]	4,157
Interest Expense	-	32,232	[6]	32,232
Interest Income	-	(32,232	) [6]	(32,232)
Net Loss	33,117	(6,842)		26,275

Net loss per common share	$(0.00)	$0.00		$(0.00)
Weight average common shares outstanding	10,010,000	-		10,010,000

[1]	To record deferred financing costs, net of amortization, related to convertible note payable.
[2]	To record discount, net of amortization, related to note receivable.
[3]	To reclassify amounts due related party and advances from shareholders to a separate balance sheet line item.
[4]	To adjust beginning retained earnings and additional paid-in capital for the fair value of shares issued for services in prior year.
[5]	To reduce expenses incurred in prior year, but originally recorded in the three months ended February 28, 2009.
[6]	To record interest expense associated with the amortization of deferred financing costs ([1] above) and interest income associated with the discount on the note receivable ([2] above).

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

On April 14, 2008, we changed our name to UNIVERSAL GOLD MINING CORP. and increased our authorized capital stock to an aggregate of 310,000,000   shares consisting of   300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008 and effective on May 6, 2008, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.  All share amounts have been retroactively restated for the share split.

On September 9, 2008, we closed an offering of $500,000 principal amount of our 0% Secured Convertible Promissory Notes (the “Investor Notes”) 1 .  We used the net proceeds of $338,838 from the Investor Notes to provide bridge financing to Diamond Sports & Entertainment, Inc. (“Diamond Sports”) to assist Diamond Sports in meeting its working capital requirements.  Diamond Sports entered into a term sheet with Gottbetter Capital Group, Inc. dated December 12, 2007, as amended, pursuant to which it is contemplated that a newly-formed, wholly-owned subsidiary of the Company will merge with and into Diamond Sports (the “Merger”), as a result of which we will acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports will become a wholly-owned subsidiary of ours.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.  At this stage, no definitive terms have been agreed to with respect to the proposed Merger.  Neither we nor Diamond Sports is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place.

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

Expenses

Due to increased accounting and legal fees and office expenses, our total expenses during the three months ended February 28, 2009 increased to $26,275 from $4,835 during the three months ended February 28, 2008.

Net Loss

We incurred a net loss for the three months ended February 28, 2009 and 2008 of $26,275 and $4,835, respectively.  The increase in net loss was directly attributable to the increase in our operating expenses.

Liquidity and Capital Resources

At February 28, 2009, the end of our first quarter, we had working capital of negative $62,116 compared to negative working capital of $403,688 at November 30, 2008, the end of our last fiscal year.  Current liabilities increased to $562,116 at February 28, 2009 from $535,841 at November 30, 2008.  Current assets increased to $500,000, from $132,153 at November 30, 2008, due to the current classification of our Note Receivable from Diamond Sports & Entertainment.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above as a result, in part, of the necessity that the previously issued financial statements and the current quarterly financial statements were required to be restated, not having an audit committee and having one individual serve as our sole officer and director, our management, including our principal executive and accounting officer, has concluded that, as of February 28, 2009, our disclosure controls and procedures are not operating effectively.

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

Date: April 22, 2010	UNIVERSAL GOLD MINING CORP.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Chief Executive Officer and Principal Financial Officer