Form 10-Q/A
period 2009-05-31
UNIVERSAL GOLD MINING CORP.
filed 2010-04-27
CIK 1375596

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

EXPLANATORY NOTE

Universal Gold Mining Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on July 20, 2009 (the "Original Filing") to restate and reissue its financial statements for the period ended May 31, 2009 contained in the Original Filing. The previously issued statements were reviewed by Moore and Associates Chartered Accountants and Advisors, whose registration was revoked in August of 2009.

The financial statements as of and for the three and six months ended May 31, 2009 have been restated to:  (1) properly record and amortize to interest expense the deferred financing costs associated with the convertible note payable entered into by the Company in September 2008; (2) properly record and amortize to interest income the discount associated with the note receivable entered into by the Company in September 2008: (3) adjust beginning retained earnings and additional paid-in capital for the issuance of shares to directors that were revalued as a consequence of the November 30, 2008 re-audit; (4) adjust beginning retained earnings and general and administrative expense for expenses originally recorded in the 3 month period ended February 28, 2009, but attributable to the year ended November 30, 2008; and (5) reclassify certain payables from accounts payable to Accounts payable – related party and Advances from Shareholder.  The related footnote disclosures to the financial statements that were impacted by these restatements have also been amended.  The effect of the restatement is further described in Note 6 to the financial statements contained in this Amendment.  In addition to the restatements discussed above, this Amendment also amends the information contained in Item 2 of the Original Filing.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Universal Gold Mining Corp. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	As of	As of
	May 31,	November 30,
	2009	2008
	(Restated)
ASSETS
Current Assets
Cash	$-	$-
Note Receivable, net of discount of $67,689	432,311	-
Deferred financing costs	67,689	132,153
Total Current Assets	500,000	132,153

Long Term Assets
Note Receivable, net of discount of $132,153	$-	$367,847
Total Long Term Assets	-	367,847

Fixed Assets	-	-
Total Fixed Assets	-	-

Total Assets	$500,000	$500,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	6,525	6,842
Accounts Payable – related party	3,000	-
Advances from shareholder	63,990	28,999
Convertible Note Payable	500,000	500,000

Total Current Liabilities	$573,515	$535,841

Long term Liabilities	-	-

Total Liabilities	573,515	535,841
STOCKHOLDERS’ EQUITY (DEFICIT)
10,000,000 Preferred Shares authorized at $0.001 par value; Zero Preferred Shares Issued and outstanding	-	-
300,000,000 Common Shares authorized at $0.001 par value; 10,010,000 and 10,010,000 common shares Issued and outstanding as of 5/31/09 and 11/30/08 respectively	10,010	10,010
Additional Paid in Capital	67,590	67,590
Accumulated Deficit during Development Stage	(106,015)	(113,441)
Total Stockholders’ Equity (Deficit)	(73,515)	(35,841)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)	$500,000	$500,000

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Condensed Statements of Operations

					From May 3, 2006
	3 months	3 months	6 months	6 months	(Inception) Through Current period
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,	ended May 31,
	2009	2008	2009	2008	2009
	(Restated)		(Restated)		(Restated)

Revenue	$-	$-	$-	$	$-

Expenses
Accounting & Legal Fees	6,252	2,050	28,370	4,050	46,790
Bank Service Charge	-	25	-	25	180
Incorporation	-	4,627	-	4,627	5,477
Director Fees	-	45,100	-	45,100	45,100
Licenses and Permits	-	-	-	-	200
Mineral Expenditures	-	-	-	2,500	6,750
Office Expense	5,147	12,109	9,304	12,289	43,162
Professional Fees	-	-	-	-	850
Transfer Agent fees	-	100	-	255	1,196
Total Expenses	11,399	64,011	37,674	68,846	149,705

Other (Income) expenses
Recognition of an Impairment Loss
Mineral Claims	-	-	-	-	1,410
Interest Expense	32,232	-	64,464	-	93,473
Interest Income	(32,232)	-	(64,464)	-	(93,473)

Net Loss	$(11,399)	$(64,011)	$(37,674)	$(68,846)	$(151,115)

Basic and Diluted Loss per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	10,010,000	8,506,667	10,010,000	7,003,333

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows

			From May 3, 2006
	6 months	6 months	(Inception) Through
	Ended	Ended	Current year ended
	5/31/2009	5/31/2008	5/31/2009
	(Restated)		(Restated)
Operating Activities
Net Loss	$(37,674)	$(68,846)	$(151,115)
Amortization of Deferred Financing Costs	64,464	-	93,473
Accretion of Discount on Note Receivable	(64,464)	-	(93,473)
Share-Based Compensation	-	45,100	45,100
Increase (decrease) in accounts payable	(317)	-	6,525
Increase in accounts payable – related party	3,000	-	3,000
Net Cash Used In Operating Activities	(34,991)	(23,746)	(96,490)

Investing Activities
Issuance of note receivable	-	-	(338,838)
Net Cash Used In Investing Activities	$-	$-	$(338,838)

Financing Activities
Proceeds from issuance of common stock	-	-	32,500
Payments on loan from Director	-	(5,000)	-
Borrowings on debt, net of costs	-	-	338,838
Advances from Shareholder	34,991	15,027	63,990
Net Cash Provided By Financing Activities	34,991	10,027	435,328
Cash at Beginning of Period	-	21,499	-
Cash at end of Period	$-	$7,780	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative net losses of $151,115 since its inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On September 9, 2008, the Company entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports & Entertainment, Inc. (“Diamond Sports”).  Under the terms of the SPA, the Company provided net proceeds of $338,838 in bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note in the amount of $500,000 from Diamond Sports to the Company (the “Bridge Note”).  The Bridge Note is unsecured, is for a term of 15 months from the initial closing of the Bridge Financing, and bears no stated interest.  All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger. The Bridge Note will be considered a precursor to the merger and will be identified on the balance sheet as a long term asset entitled “Note Receivable,” net of the related discount.

The Company recorded the Bridge Note at the initial advance amount and will accrete the note receivable to the face amount over the note’s term.  Interest income recognized during the 2009 period was $64,464.  The implicit interest rate is 32% per annum.

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
May 31, 2009

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

UNIVERSAL GOLD MINING CORP. (fka FEDERAL SPORTS & ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business

UNIVERSAL GOLD MINING CORP. (fka FEDERAL SPORTS & ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements

NOTE 6 – RESTATEMENT

On August 27, 2009, the PCAOB revoked the registration of the Company’s prior auditors, Moore & Associates Chartered. The Company was notified by the SEC that, due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.

On March 1, 2010, the Company’s independent registered public accounting firm informed the registrant that, as a result of the re-audit of the Company’s financial statements for the year ended November 30, 2008, material errors in its previously issued financial statements as of and for the three and six month period ended May 31, 2009, had been identified.  These misstatements require that the financial statements as of and for the three and six month period ended May 31, 2009 be restated.

UNIVERSAL GOLD MINING CORP. (fka FEDERAL SPORTS & ENTERTAINMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

Below is a summary of the changes made to the financial statements previously filed as of and for the six months ended May 31, 2009.

As of May 31, 2009	As Originally Reported	Adjustments	As Restated
Note receivable, net of discount	$500,000	(67,689)[2]	$432,311
Deferred financing costs - current	-	67,689 [1]	99,921
Accounts payable	(73,515)	66,990 [3]	(6,525)
Accounts payable – related party		(3,000)[3]	(3,000)
Advances from shareholders		(63,990)[3]	(63,990)
Convertible note payable	(500,000)		(500,000)
Additional paid-in capital	(22,490)	(45,100)[4]	(67,590)
(Retained earnings)/accumulated deficit	(106,015)	45,100 [4]	151,115

Six Months Ended May 31, 2009	As Originally Reported	Adjustments	As Restated
Office Expense	$16,146	(6,842)[5]	9,304
Interest Expense	-	64,464 [6]	64,464
Interest Income	-	(64,464)[6]	(64,464)
Net Loss	44,516	(6,842)	37,674

Net loss per common share	$(0.00)	$0.00	$(0.00)
Weight average common shares outstanding	10,010,000	-	10,010,000

[1]	To record deferred financing costs, net of amortization, related to convertible note payable.
[2]	To record discount, net of amortization, related to note receivable.
[3]	To reclassify amounts due related party and advances from shareholders to a separate balance sheet line item.
[4]	To adjust beginning retained earnings and additional paid-in capital for the fair value of shares issued for services in prior year.
[5]	To reduce expenses incurred in prior year, but originally recorded in the three months ended February 28, 2009.
[6]	To record interest expense associated with the amortization of deferred financing costs ([1] above) and interest income associated with the discount on the note receivable ([2] above).

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

Expenses

Our total expenses during the three months ended May 31, 2009 decreased to $11,399 from $64,011 during the three months ended May 31, 2008.  Our total expenses during the six months ended May 31, 2009 decreased to $37,674 from $68,846 during the six months ended May 31, 2008 due to a decrease in Director fees incurred in 2009, partially offset by increased accounting and legal fees and office expenses in the three months ended February 28, 2009 although these fees and expenses decreased in the three months ended May 31, 2009.

Net Loss

We incurred a net loss for the three months ended May 31, 2009 and 2008 of $11,399 and $64,011, respectively and for the six months ended May 31, 2009 and 2008 of $37,674 and $68,846, respectively.  The decrease in net loss for the six months ended May 31, 2009 was primarily attributable to Directors fees incurred in 2008, but not in 2009, partially offset by an increase in our operating expenses during the six months ended May 31, 2009, although these expenses decreased in the three months ended May 31, 2009.

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