Form 10-Q/A
period 2009-08-31
UNIVERSAL GOLD MINING CORP.
filed 2010-04-27
CIK 1375596

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

As of April 13, 2010, there were 10,010,000 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

Universal Gold Mining Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on October 20, 2009 (the "Original Filing") to restate and reissue its financial statements for the period ended August 31, 2009 contained in the Original Filing. The previously issued statements were reviewed by Moore and Associates Chartered Accountants and Advisors, whose registration was revoked in August of 2009.

The financial statements as of and for the three and nine months ended August 31, 2009 have been restated to:  (1) properly record and amortize to interest expense the deferred financing costs associated with the convertible note payable entered into by the Company in September 2008; (2) properly record and amortize to interest income the discount associated with the note receivable entered into by the Company in September 2008: (3) adjust beginning retained earnings and additional paid-in capital for the issuance of shares to directors that were revalued as a consequence of the November 30, 2008 re-audit; (4) adjust beginning retained earnings and general and administrative expense for expenses originally recorded in the 3 month period ended February 28, 2009, but attributable to the year ended November 30, 2008; and (5) reclassify certain payables from accounts payable to Accounts payable – related party and Advances from Shareholder.  The related footnote disclosures to the financial statements that were impacted by these restatements have also been amended.  The effect of the restatement is further described in Note 6 to the financial statements contained in this Amendment.  In addition to the restatements discussed above, this Amendment also amends the information contained in Item 2 of the Original Filing.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Universal Gold Mining Corp. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	August 31, 2009	November 30, 2008
	(Restated)
ASSETS
Current Assets
Cash	$-	$-
Note Receivable, net of discount of $35,457	464,543	-
Deferred financing costs	35,457	132,153
Total Current Assets	500,000	132,153

Long Term Assets
Note Receivable, net of discount of $132,153	$-	$367,847
Total Long Term Assets	-	367,847

Fixed Assets	-	-
Total Fixed Assets	-	-

Total Assets	$500,000	$500,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$13,009	$6,842
Accounts Payable – related party	5,500	-
Advances from Shareholder	67,325	28,999
Convertible Note Payable	500,000	500,000
Total Current Liabilities	$585,834	$535,841

Long Term Liabilities	-	-

Total Liabilities	585,834	535,841
STOCKHOLDERS’ EQUITY (DEFICIT)
10,000,000 Preferred Shares authorized at $0.001 par value; Zero Preferred Shares issued and outstanding	-	-
300,000,000 Common Shares authorized at $0.001 par value,10,010,000 and 10,010,000 common shares issued and outstanding as of 8/31/09 and 11/30/08 respectively	10,010	10,010
Additional Paid in Capital	67,590	67,590
Accumulated Deficit during Development Stage	(163,434)	(113,441)
Total Stockholders’ Deficit	(85,834)	(35,841)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)	$500,000	$500,000

The accompanying notes are an integral
part of these financial statements.

Universal Gold Mining Corp. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Statements of Operations

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	From May 3, 2006 (Inception)
	August 31,	August 31	August 31,	August 31,	Through
	2009	2008	2009	2008	8/31/2009
	(Restated)		(Restated)		(Restated)

Revenue	$-	$-	$-	$	$-

Expenses
Accounting & Legal Fees	9,003	7,195	37,373	11,245	55,793
Bank Service Charge	-	-	-	25	180
Incorporation	-	-	-	4,627	5,477
Director Fees	-	-	-	45,100	45,100
Licenses and Permits	-	-	-	-	200
Mineral Expenditures	-	-	-	2,500	6,750
Office Expense	3,316	2,500	12,620	14,789	46,478
Professional Fees	-	-	-	-	850
Transfer Agent fees	-	-	-	255	1,196
Total Expenses	12,319	9,695	49,993	78,541	162,024

Other (Income) expense
Recognition of an Impairment Loss:

Mineral Claims	-	-	-	-	1,410
Interest Expense	32,232	-	96,696	-	125,705
Interest Income	(32,232)	-	(96,696)	-	(125,705)

Net Loss	$(12,319)	$(9,695)	$(49,993)	$(78,541)	$(163,434)

Basic and Diluted Loss per Share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Number of Common Shares Outstanding	10,010,000	10,010,000	10,010,000	7,845,200

The accompanying notes are an integral
part of these financial statements.

Universal Gold Mining Corp. (fka Federal Sports & Entertainment, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	9 months	9 months	From May 3, 2006 (Inception)
	Ended	Ended	Through
	8/31/2009	8/31/2008	8/31/2009
	(Restated)		(Restated)
Operating Activities:

Net Loss	$(49,993)	$(78,541)	$(163,434)
Amortization of Deferred Financing Costs	96,696	-	125,705
Accretion of Discount on Note Receivable	(96,696)	-	(125,705)
Share-Based Compensation	-	45,100	45,100
Increase (decrease) in accounts payable	6,167	19,564	13,009
Increase (decrease) in accounts payable – related party	5,500	-	5,500

Net Cash Used in Operating Activities	(38,326)	(13,877)	(99,825)

Investing Activities:
Issuance of Note Receivable	-	-	(338,838)

Net Cash Used in Investing Activities	-	-	(338,838)

Financing Activities:

Proceeds from issuance of common stock	-	-	32,500
Payments on loan from Director	-	(5,000)	-
Borrowings on debt, net of costs	-	-	338,838
Advances from Shareholder	38,326	-	67,325
Net Cash Provided By (Used In) Financing Activities	38,326	(5,000)	438,663

Net change in cash	-	(18,877)	-

Cash at Beginning of Period	-	21,499	-

Cash at end of Period	$-	$2,622	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative net losses of $163,434 since its inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company recorded the Bridge Note at the initial advance amount and will accrete the note receivable to the face amount over the note’s term.  Interest income recognized during the 2009 period was $96,696.  The implicit interest rate is 32% per annum.

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

On March 1, 2010, the Company’s independent registered public accounting firm informed the registrant that, as a result of the re-audit of the Company’s financial statements for the year ended November 30, 2008, material errors in its previously issued financial statements as of and for the three and nine month period ended August 31, 2009, had been identified.  These misstatements require that the financial statements as of and for the three and nine month period ended August 31, 2009 be restated.

Below is a summary of the changes made to the financial statements previously filed as of and for the nine months ended August 31, 2009.

As of August 31, 2009	As Originally Reported	Adjustments		As Restated
Note receivable, net of discount	$500,000	(35,457)[2]		$464,543
Deferred financing costs - current	-	35,457	[1]	35,457
Accounts payable	(80,334)	67,325	[3]	(13,009)
Accounts payable – related party	5,500	-		-
Advances from shareholders	-	(67,325)[3]		(67,325)
Convertible note payable	(500,000)			(500,000)
Additional paid-in capital	(22,490)	(45,100)[4]		(67,590)
(Retained earnings)/accumulated deficit	(118,334)	45,100	[4]	163,434

UNIVERSAL GOLD MINING CORP. (FKA FEDERAL SPORTS & ENTERTAINMENT, INC.)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
August 31, 2009

Nine Months Ended August 31, 2009	As Originally Reported	Adjustments	As Restated
Office Expense	$19,462	(6,842)[5]	12,620
Interest Expense	-	96,696 [6]	96,696
Interest Income	-	(96,696)[6]	(96,696)
Net Loss	56,835	(6,842)	49,993

Net loss per common share	$(0.01)	$0.00	$(0.00)
Weight average common shares outstanding	10,010,000	-	10,010,000

[1]	To record deferred financing costs, net of amortization, related to convertible note payable.
[2]	To record discount, net of amortization, related to note receivable.
[3]	To reclassify advances from shareholders to a separate balance sheet line item.
[4]	To adjust beginning retained earnings and additional paid-in capital for the fair value of shares issued for services in prior year.
[5]	To reduce expenses incurred in prior year, but originally recorded in the three months ended February 28, 2009.
[6]	To record interest expense associated with the amortization of deferred financing costs ([1] above) and interest income associated with the discount on the note receivable ([2] above).

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

Expenses

Our total expenses during the three months ended August 31, 2009 increased to $12,319 from $9,695 during the three months ended August 31, 2008, and our total expenses during the nine months ended August 31, 2009 decreased to $49,993 from $78,541 during the nine months ended August 31, 2008, due to a decrease in Director fees incurred in 2009, partially offset by increased accounting and legal fees and office expenses in the three and nine month periods ended August 31, 2009.

Net Loss

We incurred a net loss for the three months ended August 31, 2009 and 2008 of $12,319 and $9,695, respectively and for the nine months ended August 31, 2009 and 2008 of $49,993 and $78,541, respectively.  The decrease in net loss for the nine months ended August 31, 2009 was primarily attributable to Directors fees incurred in 2008, but not in 2009, partially offset by an increase in our operating expenses during the nine months ended August 31, 2009.

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