Form 10-Q
period 2010-06-30
UNIVERSAL GOLD MINING CORP.
filed 2010-08-23
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-140900

UNIVERSAL GOLD MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4856983
(State of incorporation)	(IRS Employer Identification No.)

℅ Gottbetter & Partners, LLP
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 20, 2010, there were 89,825,000 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets (Unaudited) as of June 30, 2010, March 31, 2010, December 31, 2009, and November 30, 2009	4

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2010 and May 31, 2009 and for the period from May 3, 2006 (Inception) through June 30, 2010	5

Consolidated Statements of Operations (Unaudited) for the one month ended March 31, 2010 and March 31, 2009 and for the one month ended December 31, 2009 and December 31, 2008	6

Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) for the period from May 3, 2006 (Inception) through June 30, 2010	7

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and May 31, 2009, for the one month ended March 31, 2010 and March 31, 2009, for the one month ended December 31, 2009 and December 31, 2008, and for the period from May 3, 2006 (Inception) through June 30, 2010	8

Notes to Financial Statements (Unaudited)	9

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of June 30,	As of March 31,	As of December 31,	As of November 30,
	2010	2010	2009	2009

ASSETS
Current Assets
Cash	$324,041	$-	$-	$-
Deferred financing costs	-	-	-	3,223
Prepaid retainer	-	-	2,500	2.500
Note receivable, net	-	-	500,000	496,777
Convertible note receivable	1,027,276	-	-	-
Total Current Assets	1,351,317	-	502,500	502,500

Non-Current Assets
Non-refundable deposit	2,300,000	-	-	-

Total Assets	$3,651,317	$-	$502,500	$502,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$96,590	$20,934	$17,194	$14,534
Accounts payable-related party	-	8,500	7,500	7,000
Advances from shareholder	-	100,618	82,405	82,405
Convertible note payable	-	-	500,000	500,000
Total Current Liabilities	96,590	130,052	607,099	603,939

Total Liabilities	96,590	130,052	607,099	603,939

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized;0 shares issued and outstanding	-	-	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;88,325,000 issued and outstanding as of June 30, 2010 and 200,200,000 shares issued and outstanding for all other periods presented	88,325	200,200	200,200	200,200
Additional paid-in capital	4,328,165	(122,100)	(122,600)	(122,600)
Deficit accumulated in the exploration stage	(861,763)	(208,152)	(182,199)	(179,039)
Total Stockholders' Equity (Deficit)	3,554,727	(130,052)	(104,599)	(101,439)

Total Liabilities and Stockholders' Equity (Deficit)	$3,651,317	$-	$502,500	$502,500

See notes to unaudited condensed consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From May 3, 2006 (Inception) Through
	June 30,	May 31,	June 30,	May 31,	June 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Expenses
Stock based compensation	240,910	-	240,910	-	240,910
Accounting and legal fees	55,643	6,252	79,953	28,370	151,175
Consulting fees	328,649	-	328,649	-	328,649
Bank service charge	55	-	55	-	235
Incorporation	-	-	-	-	5,477
Director fees	1,500	-	3,000	-	48,100
Licenses and permits	-	-	-	-	200
Mineral expenditures	-	-	-	-	6,750
Office expense	5,955	5,147	7,098	9,304	56,912
Website design	6,788	-	6,788	-	6,788
Professional fees	-	-	-	-	850
Transfer agent fees	13,323	-	13,323	-	14,519
Total Expenses	652,823	11,399	679,776	37,674	860,565

Other Income (Expenses)
Impairment loss (mineral claims)	-	-	-	-	(1,410)
Interest income	212	32,232	212	64,464	161,374
Interest expense	-	(32,232)		(64,464)	(161,162)
Total Other Income (Expense)	212	-	212	-	(1,198)

Net Income Loss	$(653,611)	$(11,399)	$(679,564)	$(37,674)	$(861,763)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	154,105,833	200,200,000	176,662,155	200,200,000

See notes to unaudited condensed consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	One Month Ended	One Month Ended	One Month Ended	One Month Ended
	March 31,	March 31,	December 31,	December 31,
	2010	2009	2009	2008
Revenues	$-	$-	$-	$-

Expenses
Stock based compensation	-	-	-	-
Accounting and legal fees	-	-	2,660	-
Consulting fees	-	-	-	-
Bank service charge	-	-	-	-
Incorporation	-	-	-	-
Director fees	500	-	-	-
Licenses and permits	-	-	-	-
Mineral expenditures	-	-	-	-
Office expense	-	-	500	-
Website design	-	-	-	-
Professional fees	-	-	-	-
Transfer agent fees	-	-	-	-
Total Expenses	500	-	3,160	-

Other Income (Expenses)
Impairment loss (mineral claims)	-	-	-	-
Interest income	-	10,744	3,223	10,744
Interest expense	-	(10.744)	(3,223)	(10,744)
Total Other Income (Expense)	-	-	-	-

Net Income Loss	$(500)	$-	$(3,160)	$-

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	200,200,000	200,200,000	200,200,000	200,200,000

See notes to unaudited condensed consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholder’s Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated in the Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at Inception on May 3, 2006	-	$-	-	$-	$-	$-	$-
Common Stock issued to founders at $0.000125 per share, (par value $0.001) on 8/4/06	-	-	60,000,000	60,000	(52,500)	-	7,500
Net loss for the period from inception on May 3, 2006 to November 30, 2006	-	-	-	-	-	(2,646)	(2,646)
Balance, November 30, 2006	-	$-	60,000,000	$60,000	$(52,500)	$(2,646)	$4,854

Common Stock (par $0.001) issued at $0.0005 on 3/29/07	-	-	31,800,000	31,800	(15,900)	-	15,900
Common Stock (par $0.001) issued at $0. 0005 on 4/3/07	-	-	3,200,000	3,200	(1,600)	-	1,600
Common Stock (par $0.001) issued at $0. 0005 on 4/4/07	-	-	8,000,000	8,000	(4,000)	-	4,000
Common Stock (par $0.001) issued at $0.0005 on 4/10/07	-	-	7,000,000	7,000	(3,500)	-	3,500
Net Loss for the year ending November 30, 2007	-	-	-	-	-	(13,355)	(13,355)
Balance, November 30, 2007	-	$-	110,000,000	$110,000	$(77,500)	$(16,001)	$16,499

Common Stock (par $0.001) issued on 4/1/08 to director for services rendered	-	-	90,200,000	90,200	(45,100)	-	45,100
Net Loss for the year ending November 30, 2008	-	-	-	-	-	(97,440)	(97,440)
Balance, November 30, 2008 (Restated)	-	$-	200,200,000	$200,200	$(122,600)	$(113,441)	$(35,841)

Net Loss for the year ending November 30, 2009	-	-	-	-	-	(65,598)	(65,598)
Balance, November 30, 2009	-	$-	200,200,000	$200,200	$(122,600)	$(179,039)	$(101,439)

Net Loss for the one month ending December 31, 2009	-	-	-	-	-	(3,160)	(3,160)
Balance, December 31, 2009	-	$-	200,200,000	$200,200	$(122,600)	$(182,199)	$(104,599)

Contributed capital	-	-	-	-	500	-	500
Net Loss for the three months ended March 31, 2010	-	-	-	-	-	(25,953)	(25,953)
Balance, March 31, 2010	-	$-	200,200,000	$200,200	$(122,100)	$(208,152)	$(130,052)

Common Stock cancellation on 5/24/10	-	-	(150,200,000)	(150,200)	128,700	-	(21,500)
Common Stock (par $0.001) issued at $.10 on 5/24/10 through 6/29/10	-	-	38,000,000	38,000	3,719,428	-	3,757,428
Common Stock (par $0.001) issued on 6/21/10 for services rendered	-	-	100,000	100	59,900	-	60,000
Common Stock (par $0.001) issued on 6/21/10 for services rendered	-	-	225,000	225	134,775	-	135,000
Stock-based compensation	-	-	-	-	240,910	-	240,910
Contributed capital	-	-	-	-	166,552	-	166,552
Net Loss for the three months ended June 30, 2010	-	-	-	-	-	(653,611)	(653,611)
Balance, June 30, 2010	-	$-	88,325,000	$88,325	$4,328,165	$(861,763)	$3,554,727

See notes to unaudited condensed consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

							From May 3,
	Six Months Ended		One Month Ended		One Month Ended		2006 (Inception)
	June 30, 2010	May 31, 2009	March 31, 2010	March 31, 2009	December 31, 2009	December 31, 2008	Through June 30, 2010
Cash Flows from Operating Activities
Net loss	$(679,564)	(37,674)	$(500)	-	$(3,160)	-	$(861,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	435,910	-	-	-	-	-	481,010
Accredition of discount on note receivable	-	(64,464)	-	(10,744)	(3,223)	(10,744)	(103,144)
Amortization of deferred financing costs	-	64,464	-	10,744	3,223	10,744	103,144
Expenses paid by stockholder	14,500	-	500	-	-	-	14,500
Changes in operating assets and liabilities:
Prepaid expenses and deposits	2,500	-	-	-	-	-	-
Accounts payable	210,448	(317)	-	(500)	-	(500)	227,642
Accounts payable - related party	(7,500)	3,000	-	500	500	500	-
Accrued expenses	-	-	-	-	2,660	-	-
Net cash used in operating activities	(23,706)	(34,991)	-	-	-	-	(138,611)

Cash Flows from Investing Activities							-
Issuance of note receivable	-	-	-	-	-	-	(338,838)
Purchase of put and call option	(1,027,276)	-	-	-	-	-	(1,027,276)
Investment in CVME	(2,300,000)	-	-	-	-	-	(2,300,000)
Net cash used in investing activities	(3,327,276)	-	-	-	-	-	(3,666,114)

Cash Flows from Financing Activities							-
Advances from stockholder	-	34,991	-	-	-	-	82,405
Repayment of advance from stockholder	(82,405)	-	-	-	-	-	(82,405)
Issuance of common stock, net of offering costs	3,757,428	-	-	-	-	-	3,789,928
Payment to stockholder for stock cancellation	-	-	-	-	-	-	-
Capital contribution	-	-	-	-	-	-	-
Borrowings on debt, net of costs	-	-	-	-	-	-	338,838
Net cash provided by financing activities	3,675,023	34,991	-	-	-	-	4.128,766

Net Increase in Cash	324,041	-	-	-	-	-	324,041

Cash at Beginning of Period	-	-	-	-	-	-	-
Cash at End of Period	$324,041	-	$-	-	$-	-	$324,041
Supplemental Disclosure of Cash Flow Information Cash paid for:
Interest Expense	$-	-	$-	-	$-	-
Income Taxes	$-	-	$-	-	$-	-
Non-Cash Investing and Financing Activities
Assignment of note receivable for satisfaction of note payable	$500,000	-	$-	-	$-	-	$500,000
Discount on Note receivable	$-	-	$-	-	$-	-	$161,162
Contributed capital – payables settled by Shareholders	$131,052	-	$-	-	$-	-	$131,052
Contributed capital – shares acquired by Shareholder and cancelled	$21,500	-	$-	-	$-	-	$21,500

See notes to unaudited condensed consolidated financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Gold Mining Corp. (formerly Federal Sports & Entertainment, Inc., formerly Rite Time Mining Corp.) (the “Company”) was incorporated on May 3, 2006 under the laws of the State of Nevada.

On April 14, 2008, the Company filed Amended and Restated Articles of Incorporation changing its name from Rite Time Mining, Inc. to Federal Sports & Entertainment, Inc. On April 9, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name from Federal Sports & Entertainment, Inc. to Universal Gold Mining Corp.

The Company intends to engage in the acquisition, exploration, and development of mineral deposits and reserves.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2009 Form 10-K filed with the SEC. The results of operations for the periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Change in Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, was required to include information on (i) the transition period and (ii) the period from March 1, 2010 through and including March 31, 2010 in the quarterly report on Form 10-Q, which will cover the quarter ended June 30, 2010. These financial statements include the balance sheets of the Company as of June 30, 2010, March 31, 2010, December 31, 2009 and November 30, 2009, and the statements of operations, cash flows, and shareholders’ equity (deficit) for the three and six months ended June 30, 2010 and May 31, 2009, the one month ended March 31, 2010 and 2009, the one month ended December 31, 2010 and 2009, and for the period from May 3, 2006 (inception) through June 30, 2010. The Company has chosen to use the three-month and six-month periods ended May 31, 2009 for comparative purposes. Restating the prior fiscal period to the new fiscal period would not materially affect the comparison, as the difference in activity is not significant.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Universal Gold Holdings (Cayman) Ltd., (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses for the periods presented. Actual results could differ from those estimates.

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

Stock-Based Compensation

Our board of directors approved the 2008 Equity Incentive Plan, under which we may issue stock options. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair value as of the date of grant.

Per Share Information

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 3 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $861,763 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The acquisition of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations, are necessary for the Company to continue operations. The uncertainty about the ability of the Company to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 )” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative."  ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

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

In January 2010, the FASB issued “ASU” 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.

The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s condensed consolidated financial statements.

Other than the aforementioned pronouncements, recently issued standards are not expected to have a material impact on the Company’s financial positions or results of operations.

NOTE 5 – PROVISION FOR INCOME TAXES

For all periods presented, the Company had no significant current or deferred income tax expense.

At June 30, 2010, the Company has approximately $83,917 of unrecognized tax benefits, the large majority of which relates to net operating loss carry forwards. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Put and Call Option Agreement

On June 29, 2010, UGH entered into a Convertible Loan Note and a Put and Call Option Agreement (the “Option”) with Grafton Resource Investments Ltd. (“Grafton”). Pursuant to the agreements, the Company paid £680,000 (or approximately US$1,028,000) on June 29, 2010 to subscribe for (i) a Convertible Loan Note  (the “Note”) of Kolar Gold Plc. (“Kolar”), an English Company, in the principal amount of £680,000, which is convertible into “B” ordinary shares of Kolar (the “Kolar Shares”) at a conversion price of £0.25 per share and (ii) 18 month warrants (“Warrants”) to purchase up to 2,720,000 Kolar Shares at an exercise price of £0.30 per share. The Option provided for Grafton to complete the subscription for the Note as the Company’s agent, which it did. The subscription for the Note is included in Convertible Note Receivable on the Company’s condensed consolidated balance sheet.

Kolar is a private company and has been operating in India for a number of years.  Kolar has an agreement with Geo Mysore Services India Limited (“GMSI”), an Indian company which has been granted or has applied for gold exploration licenses covering approximately 13,000 square kilometers in India, predominantly in the Indian Greenstone belt. Under the terms of Kolar’s agreement with GMSI, Kolar is to pay £5 million for a 20% equity interest in GMSI and farm-in to a number of GMSI's gold exploration license areas.

The Note is dated June 17, 2010, matures on December 31, 2010, is non-interest bearing and has a default interest rate of 3%. The Note is convertible into common shares of Kolar:  (i) automatically upon completion of the Fundraising (as defined) by Kolar, provided this occurs within 2 months of Kolar entering into the MOU with GMSI; (ii) upon written notice from Kolar if, after two months from the date of the Kolar/GMSI MOU, the Fundraising is not complete and GMSI issues Kolar shares of GMSI representing 5% of its total equity for the funds provided by Kolar to GMSI; or (iii) upon notice by UGDM at any time up to December 31, 2010.

As of June 30, 2010, the Company ascribed no value to the attached Warrants due to the fact that Kolar is privately held, and the related strike price is considered to be significantly “out-of-the-money.”  Furthermore, any value ascribed to the Warrants would not be considered a material amount when examined in relation to the condensed consolidated financial statements taken as a whole.  The Warrants expire on December 31, 2011.

Pursuant to the Option, the Company has the right (the “Call Option”), exercisable within the 90 days following Kolar’s issuance of the Note (the “Exercise Period”), to acquire 7,160,000 Kolar Shares presently owned by Grafton for consideration consisting of (i) US$6 million in cash and (ii) newly issued shares of the Company’s common stock valued at US$6 million, based on the price the the Company sells its common stock in the next private placement or, if the Company does not consummate a private placement by September 30, 2010, then based on the weighted average market price of the common stock over a specified period. The Option also provides the Company with the right (the “Put Option”), exercisable during the Exercise Period, to require Grafton to purchase the entire right and interest in the Note and Warrants for an aggregate cash purchase price of £680,000 (payable in Sterling or US Dollars, at the prevailing spot conversion rate, at Grafton’s election).

Grafton owns 2,000,000 shares (or approximately 2.3%) of the Company’s outstanding common stock.  David Cather, a member of the Company’s Board of Directors is also a retained consultant to Grafton.  Craig Niven, a member of the Company’s Board Directors, is a Director of and 48% shareholder in the investment manager of Arlington Special Situations Fund Limited (“ASSF”). ASSF owns US$2,000,000 of Convertible Loan Notes issued by Grafton. Grafton is also the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from Shareholder

At June 30, 2010, March 31, 2010, December 31, 2009 and November 30, 2009, the Company had been advanced $0, $100,618, $82,405 and $82,405, respectively, by a major shareholder to cover operating expenses.  These advances were non-interest bearing.  During the six months ended June 30, 2010, this payable was forgiven by the major shareholder and treated as a contribution of capital to the Company.  See Note 11.

Accounts Payable – Related Party

At June 30, 2010, March 31, 2010, December 31, 2009 and November 30, 2009, the Company owed $0, $8,500, $7,500, and $7,000, respectively, to its CEO for services rendered to the Company as its sole officer and director.  During the six months ended June 30, 2010, this payable was paid on behalf of the Company by a major shareholder and treated as a contribution of capital to the Company.  See Note 11.

NOTE 9 – NOTE RECEIVABLE AND CONVERTIBLE NOTE PAYABLE SETTLEMENT AGREEMENT

On September 9, 2008, the Company entered into a 0% Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, "John Thomas B.O.F."). Under the terms of the Agreement, the Company borrowed the principal amount of $500,000 ($338,838 net of fees), which was to be repaid in full on or before December 8, 2009, unless the Promissory Note was converted or redeemed before such date. The Promissory Note was secured by all of the assets of Diamond Sports and its affiliate, Diamond Concessions, LLC. This security interest was subordinated to that of a certain bank providing a pre-existing credit facility to Diamond Sports. Three of the principal officer/director stockholders of Diamond Sports pledged all of their shares of capital stock of Diamond Sports to John Thomas B.O.F. as security for the Company’s obligations under the Promissory Note.

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

On February 3, 2010, as a result of the abandonment of the Company’s planned merger with Diamond Sports, the Company and John Thomas B.O.F. entered into a settlement agreement whereby the Bridge Note was assigned by the Company to John Thomas B.O.F. in full satisfaction of the Promissory Note and the extinguishment of all obligations there under, including the Company’s contingent obligation to issue Bridge Shares and Bridge Warrants to John Thomas B.O.F. upon the closing of a merger. The Company has no further obligations to John Thomas B.O.F.

NOTE 10 – NON-REFUNDABLE DEPOSIT

On June 4, 2010, UGH made the first payment under an Option Agreement (as amended, the “Option Agreement”), dated as of April 23, 2010, among UGH and Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provides the Company with the right to acquire up to a 50% interest in a 164 hectare gold prospect, which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).

The Option Agreement provides that the Company may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Option Agreement, by paying an aggregate of $2,300,000 on or prior to June 4, 2010, which the Company has done. The Company may earn an additional 15% interest in the Toldafria Prospect at the end of the second year by paying an additional aggregate of $2,650,000 within 30 business days after completion of the first year.  Finally, the Company may earn a further 10% interest in the Toldafria Prospect at the end of the third year by paying an additional aggregate of $3,050,000 within 30 business days after completion of the second year, for a total of $8,000,000 under the Option Agreement.

CVME has contracted to acquire the Toldafria Prospect from the registered owner pursuant to a Purchase Agreement to which the Company is not a party (the “Purchase Agreement”). In the event that CVME is not ultimately successful in recording the transfer of the Toldafria Prospect pursuant to the Purchase Agreement, CVME may not be able to deliver to the Company any property interests in the Toldafria Prospect that the Company would otherwise earn pursuant to the Option Agreement and the Company would lose its investment.

The Option Agreement provides that CVME shall carry out prospecting, exploration, development or other work as the operator on the Toldafria Prospect, and CVME shall receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

The Option Agreement provides for certain mechanisms by which CVME may, after the end of the third year of the Option Agreement, elect to (a) acquire shares of the Company’s common stock in exchange for CVME’s interest in the Toldafria Prospect at market based valuations, or (b) form a separate joint venture corporation that will hold both CVME’s and the Company’s interests in the Toldafria Prospect, and operate pursuant to a Shareholders’ Agreement to be entered into at such time.

The $2,300,000 the Company paid to CVME during June 2010 is included in the condensed consolidated balance sheet at June 30, 2010 as a Non-refundable deposit pending the transfer of the Toldafria Prospect to CVME.

NOTE 11 – EQUITY

Stock Split

On March 22, 2010, the Company’s Board of Directors approved a 20 for 1 forward stock split (the “Forward Split”) of the Company’s common stock, in the form of a stock dividend. The record date for the Forward Split was April 19, 2010, the payment date was May 7, 2010, the ex-dividend date was May 10, 2010.  All share and per share information has been retroactively adjusted to reflect the stock split.  The par value of the Company’s common stock was unchanged by the stock split.

Cancellation Agreement

Pursuant to a Cancellation Agreement, dated May 24, 2010, between the Company and Linda Farrell, its majority stockholder at that time, all 150,200,000 shares of the Company’s common stock held by Ms. Farrell were returned to the Company and cancelled (the “Cancellation”) in exchange for $20,000 cash and reimbursement of legal fees of $1,500.  Immediately prior to the Cancellation, Ms. Farrell was the beneficial owner of approximately 67.3% of the Company’s outstanding common stock, accordingly, the Cancellation may be deemed a change in control.  The cash and legal fee reimbursement were paid by a Company shareholder on the Company’s behalf and have been treated as contributed capital in the statement of stockholders’ equity.

Capital Contribution

During the six months ended June 30, 2010, the Company’s existing stockholders paid certain expenses and accounts payable totaling $167,052 on behalf of the Company.  No shares were issued in exchange for this capital contribution.

Private Placement Offering

On May 24, 2010, the Company completed the initial closing of a private placement offering (the “Offering”) of unregistered shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at $0.10 per share, to foreign and accredited investors (the “Investors”). The Company sold an aggregate of 23,000,000 Shares in the initial closing of the Offering, resulting in gross proceeds of $2,300,000. On June 22, 2010 and June 29, 2010, the Company completed additional closings of the Offering of Shares, at $0.10 per share, to additional Investors. The Company sold an aggregate of 15,000,000 shares in the second and third closings of the Offering, resulting in aggregate additional gross proceeds of $1,500,000.

The Company incurred closing costs of $42,572 related to the May and June sales of 38,000,000 Shares pursuant to the Company’s Offering, resulting in net proceeds during the three months ended June 30, 2010 from the Offering of $3,757,428.

Shares for Services

Pursuant to a Consulting Services Agreement and an Advisory Services Agreement, each between the Company  and one of two firms, and each dated as of June 21, 2010 (collectively, the “Professional Services Agreements”), the Company issued, during June 2010, an aggregate of 325,000 shares of common stock to the counterparties and their designees as consideration for certain professional services previously rendered relating to business development and corporate finance. The 325,000 shares issued during June 2010 were valued at $195,000, or $0.60 per share, using the closing price of the Company’s common stock on the date the agreement was executed. The Company recognized non-cash consulting fees of $195,000 during the periods ended June 30, 2010 in connection with these issuances.

Registration Rights

The Company has granted registration rights to the investors purchasing Shares in the Offering pursuant to a Registration Rights Agreement among the Company and the investors, dated as of May 24, 2010.  The Company is required to file a registration statement relating to the resale of the Shares sold in the Offering on or before September 21, 2010 (the “Registration Filing Date”) and cause such registration statement to be declared effective within 180 days after its first filing (the “Registration Effectiveness Date”). The Company is further required to keep the registration statement effective until the earlier of two years from the date the registration statement is declared effective or until all of the Shares may immediately be sold under Rule 144 during any 90 day period.

In the event that the Securities and Exchange Commission (the “SEC”) should limit the number of Shares that may be sold pursuant to the registration statement, the Company may remove from the registration statement such number of Shares as specified by the SEC on a pro-rata basis.  Piggyback registration rights shall apply to any Shares that are removed from the registration statement as the result thereof.  If the registration statement is not filed by the Registration Filing Date, declared effective by the Registration Effectiveness Date or if another Registration Event, as such term is defined in the Registration Rights Agreement, occurs, then the Company will be required to make payments to each holder of Shares, as partial liquidated damages, a cash sum equal to 1% of the purchase price in the Offering of the Shares which are affected by such Registration Event, for each full thirty (30) days during which such Registration Event continues to affect such Shares (which shall be pro-rated for any period less than 30 days).  Notwithstanding the foregoing, the maximum amount of liquidated damages that must be paid by the Company shall be an amount equal to 10% of the purchase price paid in the Offering for the Shares which are affected by all Registration Events in the aggregate. Notwithstanding the foregoing, the Company will not be liable for the payment of damages for any delay in registration of the Shares that may be included and sold by the holders thereof in the registration statement solely as a result of a cut-back comment received by the SEC. Further, the Company will not be liable for the payment of damages with respect to any Shares excluded from the registration statement at the request of the SEC.

NOTE 12 – SHARE-BASED PAYMENTS

On June 3, 2010, the Company granted 8,350,000 non-statutory options to its directors pursuant to the 2008 Equity Incentive Plan (“2008 Equity Plan”). Each option is exercisable for a period of five years commencing three years from the date of grant, subject to prior vesting, and can be exercised for the purchase of one share of our common stock at a price of $0.20 per share.

One third of such options vest on each of:  the date of grant; the first anniversary of the date of grant; and the second anniversary of the date of grant.

The Company recognizes the fair value of share-based payments over the vesting periods of the awards. Shares issued in connection with stock option grants are issued out of authorized but unissued common stock and a total of 10,000,000 shares are authorized for issuance under the 2008 Equity Plan.   No stock options were granted prior to June 3, 2010.

Compensation expense related to options granted totaled $240,910 for the periods ended June 30, 2010. As of June 30, 2010, $481,821 of unrecognized compensation expense related to options granted is expected to be recognized over a remaining weighted-average period of two years.

For stock options, the Company determined the fair value of each stock option at the grant date using the Black-Scholes model, with the following assumptions used for the June 3, 2010 grants:

Risk free interest rate	2.17%
Volatility factor of the expected market price of the Company’s common stock	146.50%
Expected dividend yield percentage	0.00%
Weighted average expected life	5 years

Transactions under the stock option plans are summarized below; there were no transactions prior to June 3, 2010:

	June 30, 2010
	No. of Options	Weighted Average Price
Shares under option, December 1, 2009	-	-
Changes during the period:
Granted	8,350,000	$0.20
Exercised	-
Cancelled	-
Shares under option, June 30, 2010	8,350,000	$0.20
Exercisable at end of period	0	$0.20

For all options outstanding at June 30, 2010, the exercise price is $0.20 and the remaining contractual lives are eight years.  None of the outstanding options were exercisable at June 30, 2010.

NOTE 13 – SUBSEQUENT EVENT

On July 8, 2010, the Company completed a final closing of the Offering. In the final closing, the Company sold an aggregate of 1,500,000 Shares at $0.10 per share, resulting in gross proceeds of $150,000. Taken together with the May 24, 2010, June 22, 2010 and June 29, 2010 closings, the Company sold an aggregate total of 39,500,000 Shares in the Offerings, resulting in gross proceeds of $3,950,000.  No underwriting discounts or commissions were paid or are payable in connection with the Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements accompanied by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in Amendment No. 1 to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 22, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Plan of Operation

We were incorporated under the name Rite Time Mining, Inc. in the State of Nevada on May 3, 2006 to engage in the acquisition, exploration and development of mineral deposits and reserves. We were unsuccessful in this area and subsequently determined to engage in the business of operating an independent, minor league baseball league.  In connection therewith, on April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008 and effective on May 6, 2008, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.  All share amounts have been retroactively restated for such stock split.  On March 22, 2010, our Board of Directors approved a 20 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was April 19, 2010, and the payment date and the ex-dividend date were May 7, 2010 and May 10, 2010, respectively. All share amounts have been retroactively restated for this stock split as well.

Change in Fiscal Year End

On May 19, 2010, we determined to change our fiscal year end from November 30 to December 31. As the transition period covers a period of one month, we were not required to file a transition report, but instead, were required to include information on (i) the transition period and (ii) the period from March 1, 2010 through and including March 31, 2010 in our quarterly report on Form 10-Q, which will cover the quarter ended June 30, 2010. These financial statements include our balance sheets as of June 30, 2010, March 31, 2010, December 31, 2009 and November 30, 2009, and our statements of operations, cash flows, and shareholders’ equity (deficit) for the three and six months ended June 30, 2010 and May 31, 2009, the one month ended March 31, 2010 and 2009, the one month ended December 31, 2010 and 2009, and for the period from May 3, 2006 (inception) through June 30, 2010. We have chosen to use the three-month and six-month periods ended May 31, 2009 for comparative purposes. Restating the prior fiscal period to the new fiscal period would not materially affect the comparison, as the difference in activity is not significant.

Bridge Note

On September 9, 2008, we closed the private placement sale to one investor (the “Investor”) of $500,000 principal amount of our 0% Secured Convertible Promissory Notes (the “Investor Note”).  We used the $500,000 gross proceeds (net proceeds of $338,838) from the Investor Note to provide bridge financing to Diamond Sports & Entertainment, Inc. (“Diamond Sports”) in exchange for a note from Diamond Sports (the “Bridge Note”), to assist Diamond Sports in meeting its working capital requirements.  Diamond Sports entered into a term sheet with Gottbetter Capital Group, Inc. dated December 12, 2007, as amended, pursuant to which it was contemplated that a newly formed, wholly owned subsidiary of the Company would merge with and into Diamond Sports (the “Merger”), as a result of which we would acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports would become a wholly owned subsidiary of ours.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.  We subsequently determined not to proceed with the Merger and discontinued discussions with Diamond Sports.

Effective February 3, 2010, we assigned and delivered the Bridge Note to the Investor in exchange for the Investor returning to us the Investor Note which we have cancelled.  As part of this transaction, the Investor released us from any and all obligations and claims relating to the Investor Note. We have no further obligations to John Thomas B.O.F or Diamond Sports.

We subsequently determined to shift our focus back to the acquisition, exploration and development of mining deposits and reserves and, in connection therewith, on April 9, 2010, we changed our name to Universal Gold Mining Corp.

CVME Option Agreement

On June 4, 2010, UGH made the first payment under an Option Agreement (as amended, the “Option Agreement”), dated as of April 23, 2010, among UGH and Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provides us with the right to acquire up to a 50% interest in a 164 hectare gold prospect, which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).

The Option Agreement provides that we may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Option Agreement, by paying an aggregate of $2,300,000 on or prior to June 4, 2010, which we have done. We may earn an additional 15% interest in the Toldafria Prospect at the end of the second year by paying an additional aggregate of $2,650,000 within 30 business days after completion of the first year.  Finally, we may earn a further 10% interest in the Toldafria Prospect at the end of the third year by paying an additional aggregate of $3,050,000 within 30 business days after completion of the second year, for a total of $8,000,000 under the Option Agreement.

CVME has contracted to acquire the Toldafria Prospect from the registered owner pursuant to a Purchase Agreement to which we are not a party (the “Purchase Agreement”). In the event that CVME is not ultimately successful in recording the transfer of the Toldafria Prospect pursuant to the Purchase Agreement, CVME may not be able to deliver to us any property interests in the Toldafria Prospect that we would otherwise earn pursuant to the Option Agreement and we would lose our investment.

The Option Agreement provides that CVME shall carry out prospecting, exploration, development or other work as the operator on the Toldafria Prospect, and CVME shall receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

The Option Agreement provides for certain mechanisms by which CVME may, after the end of the third year of the Option Agreement, elect to (a) acquire shares of our common stock in exchange for CVME’s interest in the Toldafria Prospect at market based valuations, or (b) form a separate joint venture corporation that will hold both CVME’s and our interests in the Toldafria Prospect, and operate pursuant to a Shareholders’ Agreement to be entered into at such time.

Kolar Convertible Loan

On June 29, 2010, UGH entered into a Convertible Loan Note and a Put and Call Option Agreement (the “Option”) with Grafton Resource Investments Ltd. (“Grafton”). Pursuant to the agreements, we paid £680,000 (or approximately US$1,028,000) on June 29, 2010 to subscribe for (i) a Convertible Loan Note  (the “Note”) of Kolar Gold Plc. (“Kolar”), an English Company, in the principal amount of £680,000, which is convertible into “B” ordinary shares of Kolar (the “Kolar Shares”) at a conversion price of £0.25 per share and (ii) 18 month warrants (“Warrants”) to purchase up to 2,720,000 Kolar Shares at an exercise price of £0.30 per share. The Option provided for Grafton to complete the subscription for the Note as our agent, which it did. The subscription for the Note is included in Convertible Note Receivable on our condensed consolidated balance sheet.

Kolar is a private company and has been operating in India for a number of years.  Kolar has an agreement with Geo Mysore Services India Limited (“GMSI”), an Indian company which has been granted or has applied for gold exploration licenses covering approximately 13,000 square kilometers in India, predominantly in the Indian Greenstone belt. Under the terms of the agreement with GMSI, Kolar is to pay £5 million for a 20% equity interest in GMSI and farm-in to a number of GMSI's gold exploration license areas.

Pursuant to the Option, we have the right (the “Call Option”), exercisable within the 90 days following Kolar’s issuance of the Note (the “Exercise Period”), to acquire 7,160,000 Kolar Shares presently owned by Grafton for consideration consisting of (i) US$6 million in cash and (ii) newly issued shares of our common stock valued at US$6 million, based on the price the we sell our common stock in the next private placement or, if we do not consummate a private placement by September 30, 2010, then based on the weighted average market price of the common stock over a specified period. The Option also provides us with the right (the “Put Option”), exercisable during the Exercise Period, to require Grafton to purchase our entire right and interest in the Note and Warrants for an aggregate cash purchase price of £680,000 (payable in Sterling or US Dollars, at the prevailing spot conversion rate, at Grafton’s election).

Grafton owns 2,000,000 shares (or approximately 2.3%) of our outstanding common stock.  David Cather, a member of our Board of Directors is also a retained consultant to Grafton.  Craig Niven, a member of our Board Directors, is a Director of and 48% shareholder in the investment manager of Arlington Special Situations Fund Limited (“ASSF”). ASSF owns US$2,000,000 of Convertible Loan Notes issued by Grafton. Grafton is also the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future in connection with our expanded operations.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Three and Six Months Ended June 30, 2010 and May 31, 2009

Our total expenses during the three and six months ended June 30, 2010 increased to $652,823 and $679,776 from $11,399 and $37,674 during the three and six months ended May 31, 2009, as a result of accounting and legal fees associated with a private placement offering of our common stock, stock-based compensation recognized for our Directors’ stock options granted in June 2010, and non-cash consulting fees.

One Month Ended March 31, 2010 and 2009

Our total expenses during the one month ended March 31, 2010 increased to $500 from $0 for the one month ended March 31, 2009, as a result of Director fees.

One Month Ended December 31, 2009 and 2008

Our total expenses during the one month ended December 31, 2009 increased to $3,160 from $0 for the one month ended December 31, 2008, as a result of accounting and legal fees and office-related expenses.

Net Loss

Three and Six Months Ended June 30, 2010 and May 31, 2009

We incurred net losses for the three and six months ended June 30, 2010 of $653,611 and $679,564, compared to net losses for the three and six months ended May 31, 2009 of $11,399 and $37,674, respectively. The increase in net losses for the three and six months ended June 30, 2010 was directly attributable to accounting and legal fees associated with a private placement offering of our common stock, as well as stock-based compensation recognized for our Directors’ stock options granted in June 2010, and non-cash consulting fees.

One Month Ended March 31, 2010 and 2009

We incurred net losses for the one month periods ended March 31, 2010 and 2009 of $500 and $0, respectively. The increase in net loss for the one month period ended March 31, 2010 was directly attributable to Director fees.

One Month Ended December 31, 2009 and 2008

We incurred net losses for the one month periods ended December 31, 2009 and 2008 of $3,160 and $0, respectively. The increase in net loss for the one month period ended December 31, 2009 was directly attributable to accounting and legal fees and office-related expenses.

Liquidity and Capital Resources

Our cash and cash equivalents balances as of June 30, 2010, March 31, 2010, and December 31, 2009 were $324,041, $0, and $0, respectively.

On May 24, 2010, we completed the initial closing of a private placement offering (the “Offering”) of unregistered shares of our common stock, par value $0.001 per share (the “Shares”), at $0.10 per share, to foreign and accredited investors (the “Investors”). We sold an aggregate of 23,000,000 Shares in the initial closing of the Offering, resulting in gross proceeds of $2,300,000. On June 22, 2010 and June 29, 2010, we completed additional closings of the Offering of Shares, at $0.10 per share, to additional Investors. We sold an aggregate of 15,000,000 shares in the second and third closings of the Offering, resulting in aggregate additional gross proceeds of $1,500,000.  We incurred closing costs of $42,572 related to the May and June sales of 38,000,000 Shares pursuant to the Offering, resulting in net proceeds during the three months ended June 30, 2010 from the Offering of $3,757,428.

We used the proceeds from the Offering principally (1)  to make the first payment under an Option Agreement between UGH and CVME, and (2) to purchase a Convertible Loan Note and related Warrants from Kolar.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations, make anticipated future payments pursuant to the Option Agreement and continue as a going concern. We have not generated any cash flow from operations since inception and currently have no revenue from operations. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $861,763 since inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations, are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, as a result, in part, of not having an audit committee and having one individual serve as our sole officer and director, our management, including our principal executive and accounting officer, has concluded that, as of June 30, 2010, our disclosure controls and procedures are ineffective.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that have not been previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None that have not been previously disclosed in a Current Report on Form 8-K.

ITEM 6.	EXHIBITS

The agreements included as exhibits to this Form 10-Q are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

10.1	Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of April 23, 2010 (1)

10.2	Cancellation Agreement between the Registrant and Linda Farrell, dated May 24, 2010 (1)

10.3	Amendment Number 1 to 2008 Equity Incentive Plan (1)

10.4	Amendment to Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of June 4, 2010 (1)

10.5 *	Put and Call Option Agreement dated June 29, 2010 between Universal Gold Holdings (Cayman) Limited and Grafton Resource Investments Ltd.

31.1 / 31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2 *	Rule 1350 Certification of Chief Executive and Financial Officer

*           Filed herewith

(1)         Filed with the Securities and Exchange Commission on June 10, 2010 as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2010	UNIVERSAL GOLD MINING CORP.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Chief Executive Officer and Chief Financial Officer