Form 10-Q
period 2010-09-30
UNIVERSAL GOLD MINING CORP.
filed 2010-11-15
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number:  333-140900

UNIVERSAL GOLD MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada		20-4856983
(State of incorporation)		(IRS Employer Identification No.)

Bentall Four Centre Suite 3474-1055 Dunsmuir St. Vancouver, B.C. V7X-1K8
(Address of principal executive offices)

(604) 443-6420
(Issuer’s telephone number)

℅ Gottbetter & Partners, LLP 488 Madison Avenue, New York, NY 10022 (Former address, if changed since last report)

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

As of November 12, 2010, there were 93,012,500 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets (Unaudited) as of September 30, 2010 and December 31, 2009	4

Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2010 and August 31, 2009 and for the period from May 3, 2006 (Inception) through September 30, 2010	5

Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) for the period from May 3, 2006 (Inception) through September 30, 2010	6

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and August 31, 2009 and for the period from May 3, 2006 (Inception) through September 30, 2010	7

Notes to Financial Statements (Unaudited)	8

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
	2010	2009

ASSETS
Current Assets
Cash	$853,968	$-
Employee receivable	6,883	-
Related party receivable	9,192	-
Other receivables	50,858	-
Prepaid expenses	2,562	2,500
Note receivable, net	-	500,000
Convertible note receivable	1,075,080	-
Total Current Assets	1,998,543	502,500

Non-Current Assets
Property and equipment, net	3,703	-
Investment in mining option	2,300,000	-

Total Assets	$4,302,246	$502,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$88,835	$17,194
Accounts payable-related party	19,764	7,500
Accrued liabilities	11,850	-
Advances from shareholder	-	82,405
Convertible note payable	-	500,000
Total Current Liabilities	120,449	607,099

Total Liabilities	120,449	607,099
Commitments and Contingencies	-	-
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;
91,825,000 issued and outstanding as of September 30, 2010 and 200,200,000 shares issued and outstanding as of December 31, 2009	91,825	200,200
Additional paid-in capital	5,334,893	(122,600)
Other comprehensive income - Foreign currency translation adjustment	1,800	-
Deficit accumulated during the exploration stage	(1,246,721)	(182,199)
Total Stockholders' Equity (Deficit)	4,181,797	(104,599)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,302,246	$502,500

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From May 3, 2006 (Inception) Through
	September 30,	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	432,759	12,319	1,112,535	49,993	1,286,574
Mineral expenditures	-	-	-	-	6,750
Depreciation	140	-	140	-	140
Impairment loss (mineral claims)	-	-	-	-	1,410
Total Expenses, net	432,899	12,319	1,112,675	49,993	1,294,874

Other Income (Expenses)
Foreign currency exchange gain	47,804	-	47,804	-	47,804
Interest income	137	32,232	349	96,696	161,511
Interest expense	-	(32,232)	-	(96,696)	(161,162)
Total Other Income (Expense)	47,941	-	48,153	-	48,153

Net Loss	$(384,958)	$(12,319)	$(1,064,522)	$(49,993)	$(1,246,721)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	89,911,957	200,200,000	147,644,945	200,200,000

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholder’s Equity
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated in the Exploration	Other Comprehensive
	Shares	Amount	Capital	Stage	Income	Total Equity
Balance at Inception on May 3, 2006	-	$-	$-	$-	$-	$-
Common Stock issued to founders at $0.000125 per share, (par value $0.001) on 8/4/06	60,000,000	60,000	(52,500)	-	-	7,500
Net loss for the period from inception on May 3, 2006 to November 30, 2006	-	-	-	(2,646)	-	(2,646)
Balance, November 30, 2006	60,000,000	$60,000	$(52,500)	$(2,646)	$-	$4,854

Common Stock issued at $0.0005 on 3/29/07	31,800,000	31,800	(15,900)	-	-	15,900
Common Stock issued at $0. 0005 on 4/3/07	3,200,000	3,200	(1,600)	-	-	1,600
Common Stock issued at $0.0005 on 4/4/07	8,000,000	8,000	(4,000)	-	-	4,000
Common Stock issued at $0.0005 on 4/10/07	7,000,000	7,000	(3,500)	-	-	3,500
Net Loss for the year ending November 30, 2007	-	-	-	(13,355)	-	(13,355)
Balance, November 30, 2007	110,000,000	$110,000	$(77,500)	$(16,001)	$-	$16,499

Common Stock issued on 4/1/08 to director for services rendered	90,200,000	90,200	(45,100)	-	-	45,100
Net Loss for the year ending November 30, 2008	-	-	-	(97,440)	-	(97,440)
Balance, November 30, 2008 (Restated)	200,200,000	$200,200	$(122,600)	$(113,441)	$-	$(35,841)

Net Loss for the year ending November 30, 2009	-	-	-	(65,598)	-	(65,598)
Balance, November 30, 2009	200,200,000	$200,200	$(122,600)	$(179,039)	$-	$(101,439)

Net Loss for the one month ending December 31, 2009	-	-	-	(3,160)	-	(3,160)
Balance, December 31, 2009	200,200,000	$200,200	$(122,600)	$(182,199)	$-	$(104,599)

Common Stock cancellation on 5/24/10	(150,200,000)	(150,200)	128,700	-	-	(21,500)
Common Stock issued at $0.10 on 5/24/10 through 6/29/10	38,000,000	38,000	3,719,428	-	-	3,757,428
Common Stock issued on 6/21/10 for services rendered	100,000	100	59,900	-	-	60,000
Common Stock issued on 6/21/10 for services rendered	225,000	225	134,775	-	-	135,000
Common Stock issued at $0.10 on 7/8/10	1,500,000	1,500	148,500	-	-	150,000
Common Stock issued at $0.40 on 9/20/10	2,000,000	2,000	798,000	-	-	800,000
Stock-based compensation	-	-	301,138	-	-	301,138
Contributed capital	-	-	167,052	-	-	167,052
Net Loss for the nine months ended September 30, 2010	-	-	-	(1,064,522)	1,800	(1,062,722)
Balance, September 30, 2010	91,825,000	$91,825	$5,334,893	$(1,246,721)	$1,800	$4,181,797

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			May 3, 2006
	Nine Months Ended		(Inception) through
	September 30, 2010	August 31, 2009	September 30, 2010
Cash Flows from Operating Activities
Net loss	$(1,064,522)	$(49,993)	$(1,246,721)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	140	-	140
Stock-based compensation	496,138	-	541,238
Accretion of discount on note receivable	-	(96,696)	(103,144)
Amortization of deferred financing costs	-	96,696	103,144
Expenses paid by stockholder	14,500	-	14,500
Foreign currency exchange gain	(47,804)	-	(47,804)
Changes in operating assets and liabilities:
Employee receivable	(7,085)	-	(7,085)
Related party receivable	(9,192)	-	(9,192)
Other receivable	(52,662)	-	(52,662)
Prepaid expenses and other current assets	(138)	-	(138)
Accounts payable	203,223	6,167	217,757
Accounts payable - related party	12,264	5,500	19,764
Accrued expenses	11,850	-	12,010
Net cash used in operating activities	(443,248)	(38,326)	(538,153)

Cash Flows from Investing Activities
Issuance of note receivable	-	-	(338,838)
Purchases of property and equipment	(3,958)	-	(3,958)
Purchase of put and call option/convertible note	(1,027,276)	-	(1,027,276)
Investment in mining option	(2,300,000)	-	(2,300,000)
Net cash used in investing activities	(3,331,234)	-	(3,670,727)

Cash Flows from Financing Activities
Advances from stockholder	-	38,326	82,405
Repayment of advance from stockholder	(82,405)	-	(82,405)
Issuance of common stock, net of offering costs	4,707,428	-	4,739,928
Borrowings on debt, net of costs	-	-	338,838
Net cash provided by financing activities	4,625,023	38,326	5,078,766

Effect of Exchange Rates on Cash Activities	3,427	-	3,427

Net Increase in Cash	853,968	-	853,968
Cash at Beginning of Period	-	-	-
Cash at End of Period	$853,968	$-	$853,968

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Assignment of note receivable for satisfaction of note payable	$500,000	$-	$500,000
Discount on note receivable	$-	$-	$161,162
Contributed capital – payables settled by Stockholders	$131,052	$-	$145,522
Contributed capital – shares acquired by Stockholder and cancelled	$21,500	$-	$21,500

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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

The Company is an international, exploration stage, gold mining company with initial focus on mining opportunities in Colombia and India. We have achieved no operating revenues to date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2009 Form 10-K filed with the SEC. The results of operations for the periods ended September 30, 2010, are not necessarily indicative of the operating results for the full year.

Change in Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, include information on (i) the transition period and (ii) the period from March 1, 2010 through and including March 31, 2010 in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010.  The Company has chosen to use the three-month and nine-month periods ended August 31, 2009, for comparative purposes. Restating the prior fiscal period to the new fiscal period would not materially affect the comparison, as the difference in activity is not significant.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Universal Gold Holdings (Cayman) Ltd., (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010.  All material intercompany accounts and transactions have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses for the periods presented. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives of 5 years.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the later of either the date of settlement or the most recent intervening balance sheet date. The Company recognized foreign currency exchange gains of $47,804 and $0 during both the three months ended September 30, 2010 and August 31, 2009, respectively, and the nine months ended September 30, 2010 and August 31, 2009, primarily attributable to its investment in the Convertible Loan Note more fully discussed in Note 7 below.

Other Comprehensive Income

ASC Topic 220 establishes the rules for the reporting and display of comprehensive income and its components.  The Company’s other comprehensive income is solely attributable to unrealized gains or losses on foreign currency translation adjustments.

Concentration of Credit Risk and Fair Value

Financial instruments which subject the Company to concentrations of credit risk primarily include employee and other receivables and the Company’s investment in the Convertible Loan Note more fully discussed in Note 7 below. The Company performs credit evaluations prior to advancing funds or granting credit to employees or other third parties and generally does not require collateral. The Company maintains reserves for potential losses. As of September 30, 2010, no reserve was recorded as the Company expects its receivables and the Convertible Loan Note to be realized.

The Company believes the fair value of its financial instruments approximates their carrying value at September 30, 2010 due to their short-term nature.

Per Share Information

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 3 – GOING CONCERN

In the course of the Company’s development activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $1,246,721 since its inception. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company expects to finance its operations primarily through its existing cash and future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because it will be required to obtain additional capital in the future to continue its operations and there is no assurance that the Company will be able to obtain such capital, through equity or debt financings, or any combination thereof, whether on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. The Company’s ability to complete additional offerings is dependent on the state of the debt and equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of the Company’s business activities, which cannot be predicted.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

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

The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

Other than the aforementioned pronouncements, recently issued standards are not expected to have a material impact on the Company’s financial positions or results of operations.

NOTE 5 – PROVISION FOR INCOME TAXES

For all periods presented, the Company had no significant current or deferred income tax expense. At September 30, 2010, the Company has approximately $250,000 of unrecognized tax benefits, the large majority of which relate to net operating loss carry-forwards. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

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

The Company ascribed no value to the attached Warrants due to the fact that Kolar is privately held, and the related strike price is considered to be significantly “out-of-the-money.” Furthermore, any value ascribed to the Warrants would not be considered a material amount when examined in relation to the consolidated financial statements taken as a whole. The Warrants expire on December 31, 2011.

The Note is reflected as a current asset on the Company’s consolidated balance sheet after conversion to USD using the currency exchange rate as of the balance sheet date. The effect of changes in currency exchange rates is reflected on the consolidated statement of operations.

The Note is dated June 17, 2010, matures on December 31, 2010, is non-interest bearing, and has a default interest rate of 3%. The Note is convertible into common shares of Kolar: (i) automatically upon completion of the Fundraising (as defined) by Kolar, provided this occurs within 2 months of Kolar entering into the MOU with GMSI; ( ii) upon written notice from Kolar if, after two months from the date of the Kolar/GMSI MOU, the Fundraising is not complete and GMSI issues Kolar shares of GMSI representing 5% of its total equity for the funds provided by Kolar to GMSI; or (iii) upon notice by UGH at any time up to December 31, 2010.

On August 24, 2010, the Company entered into a Deed of Variation to the Option (the “Amendment”), which alters the Company’s rights under the Option. Prior to the Amendment, the Option provided the Company with the right (the “Initial Call Option”), exercisable within the 90 days following Kolar’s issuance of the Note (the “Initial Exercise Period”), to acquire 7,160,000 Kolar Shares presently owned by Grafton (the “Existing Shares”) for consideration consisting of (i) US$6 million in cash and (ii) newly issued shares of common stock valued at US$6 million, based on the price per share of common stock in the Company’s next private placement or, if the Company does not consummate a private placement by September 30, 2010, then based on the weighted average market price of common stock over a specified period.  As revised by the Amendment, the Company now has the right (the “New Call Option”), exercisable within a 90 day period commencing on August 16, 2010 (the “New Exercise Period”), to acquire Grafton’s entire shareholding and share interests in Kolar, comprising the Existing Shares and any additional Kolar Shares that Grafton may subscribe for or otherwise acquire rights to (the “Additional Kolar Share Rights”) up to a maximum total of 16,535,000 Kolar Shares (the “Maximum Optioned Shares”).  The exercise price payable by the Company under the New Call Option will consist of:  (x) 2.11 shares of our common stock for each Kolar Share purchased under the New Call Option; (y) 18-month warrants having an exercise price of $0.75 per whole share (the “A Warrants”) to purchase 0.45154 shares of common stock for each Kolar Share purchased under the New Call Option; and (z) 18-month warrants having an exercise price of $0.90 per whole share (the “B Warrants”) to purchase 0.45154 shares of common stock for each Kolar Share purchased under the New Call Option.

In order to exercise the New Call Option, the Company must deliver to Grafton irrevocable notice of such exercise during the New Exercise Period, in which case Grafton and we will close on the exchange of common stock, A Warrants and B Warrants for Kolar Shares within 30 days of such exercise (the “Completion Date”).   Furthermore, in order to exercise the New Call Option, the Company must commit to file a registration statement registering the resale of the shares of common stock issued or issuable at the exercise price of the New Call Option or upon exercise of the A Warrants and B Warrants (the “Registrable Securities”) within 75 days of the Completion Date and to use best efforts to have such registration statement declared effective within 180 days after filing.  Finally, if the Company exercises the New Call Option, the Company must undertake to seek a listing of its common stock on AIM, TSX or another equivalent market within six months.

If Grafton acquires Kolar Shares in excess of the Maximum Optioned Shares, the Company has the right to acquire a 90 day call option with respect to such additional Kolar Shares having an exercise price per Kolar Share the same as that under the New Call Option, by giving notice to Grafton following the date the Company exercises the New Call Option and prior to the Completion Date.

The Option also provided the Company with the right (the “Put Option”), exercisable during the Old Exercise Period, to require Grafton to purchase the Company’s entire right and interest in the Note and Warrants for an aggregate cash purchase price of £680,000 (payable in Sterling or US Dollars, at the prevailing spot conversion rate, at Grafton’s election).  The Amendment gives the Company the right to exercise this Put Option at any time on or before November 14, 2010. See Note 14 for discussion of the Company’s exercise of this Put Option on November 12, 2010.

Grafton owns 2,000,000 shares (or approximately 2.2%) of the Company’s outstanding common stock.  David Cather, a member of our Board of Directors, is a retained consultant to Grafton.  Craig Niven, a member of our Board Directors, is a Director of and 48% shareholder in Arlington Group Asset Management Limited (“AGAM”). AGAM is the Investment Manager of the Arlington Special Situations Fund Limited (“ASSF”). ASSF owns US$2,000,000 face amount of Convertible Loan Notes issued by Grafton Resources Investments Limited. Grafton is also the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

NOTE 8 – OTHER RECEIVABLES

At September 30, 2010 and December 31, 2009, the Company had an outstanding receivable from a third party of $50,858 and $0, respectively. This receivable results from the Company’s advancement of funds to the unrelated party, which shares office space with the Company, and reimbursement by the unrelated party of shared office expenses. These receivables are not collateralized, are interest free, and are due on demand. The Company has not established an allowance for doubtful accounts as of September 30, 2010, as the Company considers these receivables to be realizable.

NOTE 9 – RELATED PARTY TRANSACTIONS

Advances from Shareholder

At September 30, 2010 and December 31, 2009, the Company had been advanced $0 and $82,405, respectively, by a major shareholder to pay operating expenses. These advances were non-interest bearing. During the nine months ended September 30, 2010, these amounts were ultimately forgiven by the major shareholder and treated as a contribution of capital to the Company. See Note 12.

Accounts Payable – Related Party

At September 30, 2010 and December 31, 2009, the Company owed $1,500 and $7,500, respectively, to its CEO for services rendered to the Company as its sole officer and director. Additionally, at September 30, 2010 and December 31, 2009, the Company owed $18,264 and $0, respectively, to certain members (“Directors”) of its Board of Directors (“Board”) for director fees and consulting fees.

During the nine months ended September 30, 2010, $7,500 of this payable was paid on behalf of the Company by a major shareholder and treated as a contribution of capital to the Company. See Note 12.

Employee receivables

At September 30, 2010 and December 31, 2009 the Company had outstanding employee receivables of $6,883 and $0, respectively, related to the Company’s payment of employee payroll taxes on behalf of certain non-officer employees.

Related party receivable

At September 30, 2010 and December 31, 2009 the Company had outstanding related party receivables of $9,192, and $0, respectively. The related party receivable is due from Yellowhead Mining, Inc. (“Yellowhead”) A Director of the Company serves as Yellowhead’s Chief Operating Officer. Yellowhead shares office space with the Company, and the receivables are reimbursement of shared office expenses paid by the Company.

Compensation of officers and directors and consulting fees

Beginning October 2008, director fees of $500 per month were earned by the Company’s CEO for services performed as an officer and Director. During June 2010, the Company expanded the size of its Board and elected four additional Directors. Each of the four new Directors receives fees for services rendered either in the form of director fees or consulting fees, dependent upon the services being performed.

Director fees totaled $9,500 and $12,500 for the three and nine months ended September 30, 2010, respectively, and $1,500 and $7,500 for the three and nine months ended August 31, 2009, respectively. Consulting fees earned by Directors totaled $105,188 and $126,824 for the three and nine months ended September 30, 2010, respectively. No consulting fees were payable to Directors prior to June 2009. Consulting fees paid to Directors are included in general and administrative expense on the consolidated statements of operation.

NOTE 10 – NOTE RECEIVABLE AND CONVERTIBLE NOTE PAYABLE SETTLEMENT AGREEMENT

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

NOTE 11 – INVESTMENT IN MINING OPTION

On June 4, 2010, UGH made the first payment under an Option Agreement (as amended, the “Option Agreement”), dated as of April 23, 2010, among UGH and Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly-owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provides the Company with the right to acquire up to a 50% interest in a 164 hectare gold prospect, which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).

The Option Agreement provides that the Company may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Option Agreement, by paying $2,300,000 on or prior to June 4, 2010, which the Company has done. The Company may earn an additional 15% interest in the Toldafria Prospect at the end of the second year by paying $2,650,000 within 30 business days after completion of the first year. Finally, the Company may earn a further 10% interest in the Toldafria Prospect at the end of the third year by paying an additional $3,050,000 within 30 business days after completion of the second year, for a total of $8,000,000 under the Option Agreement.

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

The Option Agreement provides for certain mechanisms by which CVME may, after the end of the third year of the Option Agreement, elect to (a) acquire shares of the Company’s common stock in exchange for CVME’s interest in the Toldafria Prospect at market based valuations, or (b) form a separate joint venture corporation that will hold both CVME’s and the Company’s interests in the Toldafria Prospect, and operate pursuant to an agreement to be entered into at such time.

The $2,300,000 the Company paid to CVME during June 2010 is included in the consolidated balance sheet at September 30, 2010 as a non-refundable deposit pending the transfer of the Toldafria Prospect to CVME.

NOTE 12 – EQUITY

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

Capital Contribution

During the nine months ended September 30, 2010, the Company’s existing stockholders paid certain expenses and accounts payable totaling $167,052 on behalf of the Company.  No shares were issued in exchange for this capital contribution.

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

The Company incurred closing costs of $42,572 related to the May and June sales of 38,000,000 shares pursuant to the Company’s Offering, resulting in net proceeds during May and June 2010 from the Offering of $3,757,428.

On July 8, 2010, the Company completed a final closing of the Offering. In the final closing, the Company sold an aggregate of 1,500,000 Shares at $0.10 per share, resulting in gross proceeds of $150,000.

On September 20, 2010, we consummated an initial closing of a private placement offering (the “Additional Offering”) in which we sold 2,000,000 shares of our common stock for gross proceeds of $800,000, at an offering price of $0.40 per share.

No underwriting discounts or commissions were paid or are payable in connection with the July 8 offering or the September 20 Additional Offering.

Shares for Services

Pursuant to a Consulting Services Agreement and an Advisory Services Agreement, each between the Company and one of two firms, and each dated as of June 21, 2010 (collectively, the “Professional Services Agreements”), the Company issued, during June 2010, an aggregate of 325,000 shares of common stock as consideration for professional services previously rendered relating to business development and corporate finance. The 325,000 shares issued during June 2010 were valued at $195,000, or $0.60 per share, using the closing price of the Company’s common stock on the date the agreement was executed. The Company recognized non-cash consulting fees of $0 and $195,000 during the three and nine month periods ended September 30, 2010 in connection with these issuances.

Registration Rights

We have granted registration rights to the investors that purchased an aggregate of 39,500,000 shares in the Offering which closed on July 8, 2010, pursuant to a Registration Rights Agreement among us and the investors, dated as of May 24, 2010. Thereunder, we are required to file a registration statement relating to the resale of the Shares sold in the offering on or before September 21, 2010 (the “Registration Filing Date”) and cause such registration statement to be declared effective within 180 days after its first filing (the “Registration Effectiveness Date”). We are further required to keep the registration statement effective until the earlier of two years from the date the registration statement is declared effective or until all of the shares sold in the offering may immediately being sold under Rule 144 during any 90 day period.

We also have granted registration rights to the investors purchasing shares of our common stock in the Additional Offering, pursuant to a Registration Rights Agreement among us and such investors, dated as of September 20, 2010.  Thereunder, we are required to file a registration statement relating to the resale of the Shares sold in the Offering by December 28, 2010 (which is 75 days from the final closing of the Offering) and to cause such registration statement to be declared effective within 180 days thereafter (the “Second Registration Effectiveness Date”).

For both the Offering and the Additional Offering, in the event that the SEC should limit the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC on a pro-rata basis. Piggyback registration rights apply to any shares that are removed from the registration statement as the result thereof. If the registration statement is not filed by the Registration Filing Date (in the case of the Additional Offering, December 28, 2010), declared effective by the Registration Effectiveness Date (in the case of the Additional Offering, the Second Registration Effectiveness Date),  or if another “registration event,” as such term is defined in the Registration Rights Agreements, occurs, then we will be required to make payments to each holder of shares, as partial liquidated damages, a cash sum equal to 1% of the purchase price in the offering of the shares which are affected by such registration event, for each full thirty (30) days during which such registration event continues to affect such shares (which will be pro-rated for any period less than 30 days). Notwithstanding the foregoing, the maximum amount of liquidated damages that must be paid by us will be an amount equal to 10% of the purchase price paid in the offering for the shares which are affected by all registration events in the aggregate. Notwithstanding the foregoing, we will not be liable for the payment of damages for any delay in registration of the shares that may be included and sold by the holders thereof in the registration statement solely as a result of a cut-back comment received by the SEC. Further, we will not be liable for the payment of damages with respect to any shares excluded from the registration statement at the request of the SEC.

We were not able to file a registration statement by the Registration Filing Date as required by the Offering and, therefore, are currently obligated to pay liquidated damages.  The registration statement covering the resale of the shares sold in the Offering was filed with the SEC on November 9, 2010. As of September 30, 2010, the Company recorded an accrual for liquidated damages of $11,850, which is included in accrued liabilities on the consolidated balance sheet and general and administrative expenses on the statement of operations. The Company’s obligation for liquidated damages totaled $51,350 as of November 8, 2010.

NOTE 13 – SHARE-BASED PAYMENTS

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

Compensation expense related to options granted totaled $60,228 and $301,138 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, $421,593 of unrecognized compensation expense related to options granted is expected to be recognized ratably over a remaining weighted-average period of 1.75 years.

For stock options, the Company determined the fair value of each stock option at the grant date using the Black-Scholes model, with the following assumptions used for the June 3, 2010 grants:

Risk free interest rate	2.17%
Volatility factor of the expected market price of the Company’s common stock	146.50%
Expected dividend yield percentage	0.00%
Weighted average expected life	5 years

Transactions under the stock option plans are summarized below; there were no transactions prior to June 3, 2010:
	September 30, 2010
	No. of Options	Weighted Average Price
Shares under option, December 31, 2009	-	-
Changes during the period:
Granted	8,350,000	$0.20
Exercised	-	-
Cancelled	-	-
Shares under option, September 30, 2010	8,350,000	$0.20
Exercisable at end of period	0	$0.20

For all options outstanding at September 30, 2010, the exercise price is $0.20 and the remaining contractual lives are 7.75 years.  None of the outstanding options were exercisable at September 30, 2010.  Outstanding options had an intrinsic value of $3,507,000 at September 30, 2010.

NOTE 14 – SUBSEQUENT EVENT

On October 8, 2010, the Company made a $250,000 non-refundable deposit with respect to a potential transaction in Central America.  The Company had determined to use the proceeds from the Additional Offering primarily to fund its expenses in investigating potential acquisition candidates, and the non-refundable deposit was one such expense.  Such deposit will ultimately either be included in the cost of the acquisition and capitalized, if the transaction is consummated, or expensed, if the transaction is not consummated.

On October 14, 2010, the Company completed a second closing of the Additional Offering in which it sold an additional 1,062,500 shares of common stock for gross proceeds of $425,000, at an offer price of $0.40 per share.

On November 2, 2010, the Company completed the final closing of the Additional Offering in which it sold an additional 125,000 shares of common stock for gross proceeds of $50,000, at an offer price of $0.40 per share.

On November 12, 2010, the Company exercised the Put Option under its June 29, 2010 Put and Call Option Agreement with Grafton Resource Investments Ltd., as amended on August 24, 2010 by a Deed of Variation to the Put and Call Option Agreement (as amended, the “Kolar Agreement”). Accordingly, Grafton Resource Investments Ltd. is required to purchase the Company’s entire interest in the Notes and Warrants (as such terms are defined in the Kolar Agreement) which the Company acquired pursuant to the Kolar Agreement and return the £680,000 the Company paid for them.

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this report and there are no other material subsequent events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in Amendment No. 1 to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 22, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Plan of Operation

We are an international, exploration stage gold mining company focusing our initial operations in Colombia and India. We have achieved no operating revenues to date. We have entered into an April 23, 2010, Option Agreement which gives us the right to acquire up to a 50% interest in a Colombian gold prospect and a June 29, 2010, Put and Call Option Agreement, as amended by an August 24, 2010, Deed of Variation, which gives us the right to acquire an equity interest in Kolar Gold Plc, an English company formed to engage in gold exploration and mining activities in India.

In the course of our development activities, we have sustained losses and expect such losses to continue unless and until we can achieve net operating revenues.  We expect to finance our operations primarily through our existing cash and future financings. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financings, or any combination thereof, whether on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended November 30, 2009, filed with the SEC on March 1, 2010, that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional offerings is dependent on the state of the debt and equity markets at the time of any proposed offering, and such market’s reception of us and the offering terms. In addition, our ability to complete an offering may be dependent on the status of our business activities, which cannot be predicted.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future in connection with our expanded operations.

We were incorporated under the name Rite Time Mining, Inc. in the State of Nevada on May 3, 2006, to engage in the acquisition, exploration and development of mineral deposits and reserves. We were unsuccessful in this area and subsequently determined to engage in the business of operating an independent, minor league baseball league.  In connection therewith, on April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008, and effective on May 6, 2008, as a result of which each share of our Common Stock then issued and outstanding converted into two shares of our Common Stock.  All share amounts have been retroactively restated for such stock split.  On March 22, 2010, our Board of Directors approved a 20 for 1 forward stock split in the form of a dividend.  The record date for the stock dividend was April 19, 2010, and the payment date and the ex-dividend date were May 7, 2010, and May 10, 2010, respectively. All share amounts have been retroactively restated for this stock split as well.

Change in Fiscal Year End

On May 19, 2010, we determined to change our fiscal year end from November 30 to December 31. As the transition period covers a period of one month, we were not required to file a transition report.  We have chosen to use the three-month and nine-month periods ended August 31, 2009 for comparative purposes. Restating the prior fiscal period to the new fiscal period would not materially affect the comparison, as the difference in activity is not significant.

Toldafria Prospect

On June 4, 2010, our wholly owned subsidiary, Universal Gold Holdings (Cayman) Limited (“UGH”) made the first payment under an Option Agreement (as amended, the “Option Agreement”), dated as of April 23, 2010, among between Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”) and UGH.  The Option Agreement provides us with the right to acquire, through UGH, up to a 50% interest in a 164 hectare gold prospect (licence GEWM-12), which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).  On June 4, 2010, UGH and CVME entered into an Amendment to the Option Agreement which included a bring-down of representations and warranties made by CVME in the Option Agreement.

The Option Agreement provides that we may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Option Agreement, by paying an aggregate of $2,300,000 on or prior to June 4, 2010, which we have done.  $2,200,000 of such amount will be spent on exploration and development activity on the Toldafria Prospect in accordance with budgets mutually agreed to by a committee (the “Technical Committee”) consisting of one representative of ours and one of CVME, with a third party to make the deciding vote in the event of a tie.  We may earn an additional 15% interest in the Toldafria Prospect at the end of the second year by paying an additional aggregate of $2,650,000 within 30 business days after completion of the first year.  $2,500,000 of such payment may be spent on exploration and development activity on the Toldafria Prospect as determined by the Technical Committee.  Finally, we may earn a further 10% interest in the Toldafria Prospect at the end of the third year by paying an additional aggregate of $3,050,000 within 30 business days after completion of the second year.  $2,800,000 of such payment may be spent on exploration and development activity on the Toldafria Prospect as determined by the Technical Committee. No assurance can be given that we will have sufficient capital to earn the additional interests in the Toldafria prospect.

CVME has contracted to acquire the Toldafria Prospect from the registered owner thereof pursuant to a Purchase Agreement to which we are not a party (the “Purchase Agreement”).  In the event that CVME is not ultimately successful in recording the transfer of the Toldafria Prospect pursuant to the Purchase Agreement, CVME may not be able to deliver to us any property interests in the Toldafria Prospect that we earn pursuant to the Option Agreement and we would lose our investment.

The Option Agreement provides that CVME shall carry out prospecting, exploration, development or other work approved by the Technical Committee as the operator on the Toldafria Prospect, and CVME shall receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

The Option Agreement provides for certain mechanisms by which CVME may, after the end of the third year of the Option Agreement, elect to (a) acquire shares of our common stock in exchange for CVME’s interest in the Toldafria Prospect at market-based valuations, or (b) form a separate joint venture corporation that will hold both CVME’s and our interest in the Toldafria Prospect, and operate pursuant to a Shareholders’ Agreement to be entered into at such time.

Kolar Gold

On June 29, 2010, UGH entered into a Put and Call Option Agreement (the “Option”) with Grafton Resource Investments Ltd. (“Grafton”).  Pursuant to the Option, we paid £680,000 (or approximately US$1,028,000) to subscribe for (i) a Convertible Loan Note  (the “Note”) of Kolar Gold Plc (“Kolar”), an English Company, in the principal amount of £680,000, which is convertible into “B” ordinary shares of Kolar (the “Kolar Shares”) at a conversion price of £0.25 per share and (ii) 18-month warrants (“Warrants”) to purchase up to 2,720,000 Kolar Shares at an exercise price of £0.30 per share.  The Option provided for Grafton to complete the subscription for the Note as our agent, which it did.

On August 24, 2010, we entered into a Deed of Variation to the Option (the “Amendment”), which alters our rights under the Option. Prior to the Amendment, the Option provided us with the right (the “Initial Call Option”), exercisable within the 90 days following Kolar’s issuance of the Note (the “Initial Exercise Period”), to acquire 7,160,000 Kolar Shares presently owned by Grafton (the “Existing Shares”) for consideration consisting of (i) US$6 million in cash and (ii) newly issued shares of our common stock valued at US$6 million, based on the price we sell our common stock in our next private placement or, if we do not consummate a private placement by September 30, 2010, then based on the weighted average market price of our common stock over a specified period.  As revised by the Amendment, we now have the right (the “New Call Option”), exercisable within a 90 day period commencing on August 16, 2010 (the “New Exercise Period”), to acquire Grafton’s entire shareholding and share interests in Kolar, comprising the Existing Shares and any additional Kolar Shares that Grafton may subscribe for or otherwise acquire rights to (the “Additional Kolar Share Rights”) up to a maximum total of 16,535,000 Kolar Shares (the “Maximum Optioned Shares”).  The exercise price payable by us under the New Call Option will consist of:  (x) 2.11 shares of our common stock for each Kolar Share purchased under the New Call Option; (y) 18-month warrants having an exercise price of $0.75 per whole share (the “A Warrants”) to purchase 0.45154 shares of our common stock for each Kolar Share purchased under the New Call Option; and (z) 18-month warrants having an exercise price of $0.90 per whole share (the “B Warrants”) to purchase 0.45154 shares of our common stock for each Kolar Share purchased under the New Call Option.

In order to exercise the New Call Option, we must deliver to Grafton irrevocable notice of such exercise during the New Exercise Period, in which case Grafton and we will close on the exchange of common stock, A Warrants and B Warrants for Kolar Shares within 30 days of such exercise (the “Completion Date”).   Furthermore, in order to exercise the New Call Option, we must commit to file a registration statement registering the resale of the shares of common stock issued or issuable as the exercise price of the New Call Option or upon exercise of the A Warrants and B Warrants (the “Registrable Securities”) within 75 days of the Completion Date and to use our best efforts to have such registration statement declared effective within 180 days after filing.  Finally, if we exercise the New Call Option, we must undertake to seek a listing of our common stock on AIM, TSX or another equivalent market within six months.

If Grafton acquires Kolar Shares in excess of the Maximum Optioned Shares, then we have the right to acquire a 90 day call option with respect to such additional Kolar Shares having an exercise price per Kolar Share the same as that under the New Call Option, by giving notice thereof to Grafton following the date we exercise the New Call Option and prior to the Completion Date.

The Option also provided us with the right (the “Put Option”), exercisable during the Old Exercise Period, to require Grafton to purchase our entire right and interest in the Note and Warrants for an aggregate cash purchase price of £680,000 (payable in Sterling or US Dollars, at the prevailing spot conversion rate, at Grafton’s election).  The Amendment gives us the right to exercise this Put Option at any time during the New Exercise Period.

On November 12, 2010 we exercised the Put Option and advised Grafton of our decision to have them purchase our entire right and interest in the Note and Warrants for £680,000.

Grafton owns 2,000,000 shares (or approximately 2.3%) of our outstanding common stock.  David Cather, a member of our Board of Directors, is a retained consultant to Grafton.  Craig Niven, a member of our Board Directors, is a Director of and 48% shareholder in Arlington Group Asset Management Limited (“AGAM”). AGAM is the Investment Manager of the Arlington Special Situations Fund Limited (“ASSF”). ASSF previously owned US$2,000,000 face amount of Convertible Loan Notes issued by Grafton Resources Investments Limited. Grafton is the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

Kolar has been operating in India for a number of years. It has an agreement with Geo Mysore Services India Limited (“GMSI”). GMSI is an Indian company which has been granted or has applied for gold exploration licenses covering approximately 13,000 square kilometers in India, predominantly in the Indian Greenstone belt.  Under the terms of the agreement with GMSI, Kolar is to subscribe £5 million for a 20% equity interest in GMSI and farm in to a number of GMSI’s license areas.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Three and Nine Months Ended September 30, 2010 and August 30, 2009

Our total expenses during the three and nine months ended September 30, 2010 increased to $432,899 and $1,112,675 from $12,319 and $49,993 during the three and nine months ended August 30, 2009, as a result of accounting and legal fees associated with a private placement offering of our common stock, stock-based compensation recognized for our Directors’ stock options granted in June 2010, non-cash consulting fees, expenses related to our Vancouver office which was opened during 3rd quarter 2010, payroll costs for personnel in our Vancouver office, travel costs, and consulting fees. These increases in expenses were partially offset by a net foreign currency exchange gain and interest income of $47,804 and $137, respectively, recognized during 3rd quarter 2010.

Net Loss

Three and Nine Months Ended September 30, 2010 and August 30, 2009

We incurred net losses for the three and nine months ended September 30, 2010 of ($384,958) and ($1,064,522), compared to net losses for the three and nine months ended August 30, 2009 of ($12,319) and ($49,993), respectively. The increase in net losses for the three and nine months ended September 30, 2010 was directly attributable to increased expenses, discussed above.

Liquidity and Capital Resources

Our cash and cash equivalents balances as of September 30, 2010 and December 31, 2009 were $853,968 and $0, respectively.

On May 24, 2010, we completed the initial closing of a private placement offering of shares of our common stock, par value $0.001 per share, at $0.10 per share, to foreign and accredited investors. We sold an aggregate of 23,000,000 shares in the initial closing of the offering, resulting in gross proceeds of $2,300,000. On June 22, 2010, we completed the second closing under the private placement offering. We sold an aggregate of 14,750,000 shares in the second closing of the offering, resulting in gross proceeds of $1,475,000. On June 29, 2010 and July 8, 2010, we completed an interim and final closing. We sold an aggregate of 1,750,000 shares in such closings, resulting in gross proceeds of $175,000.  Taken together with the May 24, 2010 and June 22, 2010 closings, we sold an aggregate total of 39,500,000 shares in the offering, resulting in gross proceeds of $3,950,000.  No underwriting discounts or commissions were paid or are payable in connection with the offering. We used the proceeds from the offering principally (1) to make the first payment under an Option Agreement between UGH and CVME, and (2) to purchase a Convertible Loan Note and related Warrants from Kolar.

On September 20, 2010, we consummated an initial closing of a private placement offering in which we sold 2,000,000 shares of our common stock for gross proceeds of $800,000, at an offering price of $0.40 per share.  On October 14, 2010, we completed a second closing of the offering in which we sold an additional 1,062,500 shares of our common stock for gross proceeds of $425,000, at an offering price of $0.40 per share.  On November 2, 2010 we completed the final closing of the offering in which we sold an additional 125,000 shares of our common stock for gross proceeds of $50,000.  Altogether, we sold an aggregate total of 3,187,500 shares of our common stock in the offering, resulting in aggregate gross proceeds of $1,275,000.  No underwriting discounts or commissions were paid or are payable in connection with the offering. Commencing on October 8, 2010, we have begun using the proceeds from the offering primarily to fund our expenses in investigating potential acquisition candidates.  Among other things, we expect such expenses to include the costs of our due diligence efforts and earnest money and/or option payments with respect to mineral properties in which we may consider acquiring an interest.  One such expense was our payment, on October 8, 2010, of a $250,000 non-refundable deposit with respect to a potential transaction in Central America. We cannot yet determine how long the offering proceeds will sustain such activities, and there can be no assurance that such efforts will ultimately result in our consummating any acquisition on terms favorable to us, or at all.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations, make anticipated future payments pursuant to the Option Agreement and continue as a going concern. We have not generated any cash flow from operations since inception and currently have no revenue from operations. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, we have cumulative net losses of $1,246,721 since inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of our securities is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations, are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4.                CONTROLS AND PROCEDURES

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, as a result, in part, of not having an audit committee and having one individual serve as our sole officer, our management, including our principal executive and accounting officer, has concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective.

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

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business.  We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A.             RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 20, 2010, we consummated an initial closing of a private placement offering in which we sold 2,000,000 shares of our common stock for gross proceeds of $800,000, at an offering price of $0.40 per share.  On October 14, 2010, we completed a second closing of the offering in which we sold an additional 1,062,500 shares of our common stock for gross proceeds of $425,000, at an offering price of $0.40 per share.  On November 2, 2010 we completed the final closing of the offering in which we sold an additional 125,000 shares of our common stock for gross proceeds of $50,000 at an offer price of $0.40 per share.  Altogether, we sold an aggregate total of 3,187,500 shares of our common stock in the offering, resulting in aggregate gross proceeds of $1,275,000.  We incurred closing costs of approximately $21,000 related to the September, October and November closings, resulting in net proceeds from the offering of approximately $1,254,000. Sales of the shares in the offering were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended and Regulation S and/or Regulation D of the Securities Act.

We have granted registration rights to the investors that purchased an aggregate of 3,187,500 shares in our private placement offering which closed on November 2, 2010, pursuant to a Registration Rights Agreement among us and the investors, dated as of September 20, 2010.  Thereunder, we are required to file a registration statement relating to the resale of the shares sold in the offering on or before January 15, 2011 (which is 75 days from the final closing of the offering) (the “Second Registration Filing Date”) and cause such registration statement to be declared effective within 180 days after its first filing (the “Second Registration Effectiveness Date”). We are further required to keep the registration statement effective until the earlier of two years from the date the registration statement is declared effective or until all of the shares sold in the offering may immediately being sold under Rule 144 during any 90 day period.

In the event that the SEC should limit the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC on a pro-rata basis.  Piggyback registration rights apply to any shares that are removed from the registration statement as the result thereof.  If  the registration statement is not filed by the Second Registration Filing Date, declared effective by the Second Registration Effectiveness Date or if another “registration event,” as such term is defined in the Registration Rights Agreement, occurs, then we will be required to make payments to each holder of shares, as partial liquidated damages, a cash sum equal to 1% of the purchase price in the offering of the shares which are affected by such registration event, for each full thirty (30) days during which such registration event continues to affect such shares (which will be pro-rated for any period less than 30 days).  Notwithstanding the foregoing, the maximum amount of liquidated damages that must be paid by us will be an amount equal to 10% of the purchase price paid in the offering for the shares which are affected by all registration events in the aggregate.  Notwithstanding the foregoing, we will not be liable for the payment of damages for any delay in registration of the shares that may be included and sold by the holders thereof in the registration statement solely as a result of a cut-back comment received by the SEC.  Further, we will not be liable for the payment of damages with respect to any shares excluded from the registration statement at the request of the SEC. The registration statement covering the resale of the shares sold in the offering was filed with the SEC on November 9, 2010.

Except as discussed above or as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                (REMOVED AND RESERVED)

ITEM 5.                OTHER INFORMATION

On November 12, 2010 we exercised the Put Option under our June 29, 2010 Put and Call Option Agreement with Grafton Resource Investments Ltd., as amended, on August 24, 2010 by a Deed of Variation to the Put and Call Option Agreement (as amended, the “Agreement”). Accordingly, Grafton Resource Investments Ltd. is required to purchase our entire interest in the Notes and Warrants (as such terms are defined in the Agreement) which we acquired pursuant to the Agreement and return the £680,000 we paid for them. (See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Kolar Gold.)

Since June 2010, we have been paying Andrew Neale, a director, CDN$10,000 per month together with the related 12% Canadian Value Added Tax under a verbal month to month consulting arrangement under which Mr. Neale provides us with assistance and support in identifying and evaluating mining exploration and acquisition opportunities on a global basis.

Since June 2010, we have been paying David Cather, a director, $10,000 per month under a verbal month to month consulting arrangement under which Mr. Cather provides us with technical and managerial advice with respect to our resource projects.

In June 2010, we paid Craig Niven, a director, a one-time payment of $25,000 for services rendered to us by Mr. Niven under a verbal consulting arrangement. The services, which covered the period March 2010 through the date of payment, consisted of investigation and analysis of potential acquisition opportunities.

Since June 2010, Bruce Stewart, a director, has been earning $2,000 per month for serving as one of our directors.

Since October 2008 we have been paying David Rector, a director and our sole executive officer, $500 per month for serving as an officer and director.

We granted registration rights to the investors that purchased an aggregate of 39,500,000 shares in our private placement offering which closed on July 8, 2010 (the “Offering”), pursuant to a Registration Rights Agreement among us and the investors, dated as of May 24, 2010.  Thereunder, we were required to file a registration statement relating to the resale of the shares sold in the Offering on or before September 21, 2010 (the “Registration Filing Date”) and cause such registration statement to be declared effective within 180 days after its first filing (the “Registration Effectiveness Date”). We are further required to keep the registration statement effective until the earlier of two years from the date the registration statement is declared effective or until all of the shares sold in the Offering may immediately being sold under Rule 144 during any 90 day period.  In the event that the SEC should limit the number of shares that may be sold pursuant to the registration statement, we may remove from the registration statement such number of shares as specified by the SEC on a pro-rata basis.  Piggyback registration rights apply to any shares that are removed from the registration statement as the result thereof.  If the registration statement is not filed by the Registration Filing Date, declared effective by the Registration Effectiveness Date or if another “registration event,” as such term is defined in the Registration Rights Agreement, occurs, then we will be required to make payments to each holder of shares, as partial liquidated damages, a cash sum equal to 1% of the purchase price in the Offering of the shares which are affected by such registration event, for each full thirty (30) days during which such registration event continues to affect such shares (which will be pro-rated for any period less than 30 days).  Notwithstanding the foregoing, the maximum amount of liquidated damages that must be paid by us will be an amount equal to 10% of the purchase price paid in the Offering for the shares which are affected by all registration events in the aggregate.  Notwithstanding the foregoing, we will not be liable for the payment of damages for any delay in registration of the shares that may be included and sold by the holders thereof in the registration statement solely as a result of a cut-back comment received by the SEC.  Further, we will not be liable for the payment of damages with respect to any shares excluded from the registration statement at the request of the SEC.  We were not able to file a registration statement by the Registration Filing Date and, therefore, are currently obligated to pay liquidated damages. The registration statement covering the resale of the shares sold in the Offering was filed with the SEC on November 9, 2010.

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

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.	Description

10.1	Deed of Variation to a Put and Call Option Agreement dated June 29, 2010, dated August 24, 2010. (1)

10.2 *	Form of Subscription Agreements entered into between the registrant and each purchaser of common stock in the offering at $0.40 per share.

10.3 *	Form of Registration Rights Agreement entered into among the registrant and the purchasers of common stock in the offering at $0.40 per share.

31.1 / 31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2 * §	Rule 1350 Certification of Chief Executive and Financial Officer

*  Filed herewith

§  This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(1)           Filed with the Securities and Exchange Commission on August 26, 2010, as an exhibit to the registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	UNIVERSAL GOLD MINING CORP.

	By:	/s/ David Rector
		Name:	David Rector
		Title:	Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer