Form 10-K
period 2010-12-31
UNIVERSAL GOLD MINING CORP.
filed 2011-03-31
CIK 1375596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2010
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-140900

Universal Gold Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-4856983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Mr. Craig Niven 18 Pall Mall, 2nd Floor London, United Kingdom	SW1Y5LU
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  702-800-7323

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer”, “accelerate filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates was $52,477,750 computed by reference to the closing sale price of $0.67 on that date.

As of March 29, 2011, the registrant had outstanding 93,012,500 shares of voting common stock, the registrant’s only outstanding class of voting securities.

DOCUMENTS INCORPORATED BY REFERENCE
Exhibits incorporated by reference are referred to under Part IV of this annual report.

i

ii

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, which we refer to as the annual report, and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other U.S. securities laws. Such forward-looking statements concern the company’s anticipated expectations, results and developments in the company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are, among other things, based on forecasts of future results, estimates of amounts not yet determinable, trends and assumptions of management, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Without limiting the generality of the foregoing, any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “approximately”, “believes”, “continue”, “forecast”, “ongoing”, “pending”, “potential”, “seeks”, “views”, or “intends”, or stating that certain actions, events or results “may”, “must”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our limited operating history;

•	risks related to our past losses and expected losses in the future;

•	risks related to environmental laws and regulations and environmental risks;

•	risks related to the competitive nature of the mining industry;

•	risks related to stock price and volume volatility;

•	risks related to our ability to access capital markets;

•	risks related to our ability to successfully implement our business and acquisition strategies;

•	risks related to the market value of gold; and

•	risks related to our issuance of additional shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Item 1A – Risk Factors”, “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis” of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

In this annual report, the “Company”, “UGMC”, “we”, “our” and “us” refer to Universal Gold Mining Corp. and its subsidiaries, unless the context otherwise requires. Unless otherwise indicated, references to “dollars” and “$” in this annual report are to, and amounts are presented in, U.S. dollars.

PART I

ITEM 1.	BUSINESS

Corporate Background

We were incorporated under the name Rite Time Mining, Inc. in the State of Nevada on May 3, 2006 to engage in the acquisition, exploration and development of mineral deposits and reserves. We were unsuccessful in this area and subsequently determined to engage in the business of operating an independent, minor league baseball league.  In connection therewith, on April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares consisting of 300,000,000 shares of common stock, par value $0.001 per share, which we refer to as our common stock, and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008 and effective on May 6, 2008, as a result of which each share of our common stock, then issued and outstanding converted into two shares of our common stock.  All share amounts in this annual report have been retroactively restated for such stock split.  We subsequently determined to shift our focus to the acquisition, exploration and development of gold mining deposits and reserves and, in connection therewith, on April 9, 2010 we changed our name to Universal Gold Mining Corp. Our website address is www.universalgoldmining.net.

We own 100% of the issued and outstanding shares of our subsidiaries, Universal Gold Holdings (Cayman) Limited, a Cayman Islands corporation incorporated in April 2010 (“UGH”), and 100% of UGMC Mining Inc., a British Columbia corporation incorporated in September 2010. We intend to dissolve or dispose of UGMC Mining, Inc., which does not conduct any business, in the future.

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “UGDM”.

We are currently an exploration stage company engaged in the acquisition and exploration of gold properties. We have not yet achieved any operating revenues and have principally relied on sales of our equity securities to fund our operations.

Toldafria Prospect

The following summary of the material terms of the Toldafria Option Agreement and the Toldafria Option Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful.  For more complete information, you should read each of the Toldafria Option Agreement and the Toldafria Option Agreement Amendment, each of which is filed as an exhibit to this annual report.

In June 2010, our wholly owned subsidiary, UGH made the first payment under an Option Agreement (as amended, the “Toldafria Option Agreement”), dated as of April 23, 2010, among Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”) and UGH.  The Toldafria Option Agreement provides us with the right to acquire, through UGH, up to a 50% interest in a 164 hectare gold prospect (licence GEWM-12), which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).  On June 4, 2010, UGH and CVME entered into an amendment to the Toldafria Option Agreement (the “Toldafria Option Agreement Amendment”) which included a bring-down of representations and warranties made by CVME in the Toldafria Option Agreement.

The Toldafria Option Agreement, as amended, provides that UGH may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Toldafria Option Agreement, as amended, by paying an aggregate amount of $2,300,000 on or prior to June 4, 2010, which UGH has paid.  $2,200,000 of such amount will be spent on exploration and development activity on the Toldafria Prospect in accordance with budgets mutually agreed to by a committee (the “Technical Committee”) consisting of one representative of ours and one of CVME, with a third party to make the deciding vote in the event of a tie.  UGH may earn an additional 15% interest in the Toldafria Prospect at the end of the second year (June 2011), by paying an additional aggregate amount of $2,650,000 within 30 business days after completion of the first year.  $2,500,000 of such payment may be spent on exploration and development activity on the Toldafria Prospect as determined by the Technical Committee.  Finally, UGH may earn a further 10% interest in the Toldafria Prospect at the end of the third year (June 2012), by paying an additional aggregate amount of $3,050,000 within 30 business days after completion of the second year.  $2,800,000 of such payment may be spent on exploration and development activity on the Toldafria Prospect as determined by the Technical Committee. No assurance can be given that UGH will have sufficient capital to pay for the additional interests in the Toldafria Prospect.

CVME has contracted to acquire the Toldafria Prospect from the person believed to be the registered owner thereof pursuant to a purchase agreement to which we are not a party (the “Toldafria Purchase Agreement”).   CVME’s success in recording the transfer of the Toldafria Prospect, and therefore our earning of the interest therein, is contingent upon, among other things, approval of the relevant Colombian government authorities. In the event that CVME is not ultimately successful in meeting its obligations, or recording the transfer of the Toldafria Prospect free of encumbrances, pursuant to the Toldafria Purchase Agreement, CVME may not be able to deliver to us any property interests in the Toldafria Prospect that we earn pursuant to the Toldafria Option Agreement, as amended, and we would lose our investment.

The Toldafria Option Agreement provides that CVME will carry out prospecting, exploration, development or other work approved by the Technical Committee as the operator on the Toldafria Prospect, and CVME will receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

The Toldafria Option Agreement, as amended, provides for certain mechanisms by which CVME may, after the end of the third year of the Toldafria Option Agreement, as amended, elect to (1) acquire shares of our common stock in exchange for CVME’s interest in the Toldafria Prospect at market based valuations, or (2) form a separate joint venture corporation that will hold both CVME’s and our interest in the Toldafria Prospect, and operate pursuant to a shareholders’ agreement to be entered into at such time.

Kolar Gold

The following summary of the material terms of the Kolar Option and the Kolar Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful.  For more complete information, you should read each of the Kolar Option and the Kolar Amendment, each of which is  filed as an exhibit to this annual report.

In June 2010, UGH entered into a Put and Call Option Agreement (the “Kolar Option”) with Grafton Resource Investments Ltd. (“Grafton”).  Pursuant to the Kolar Option, we paid £680,000 (or approximately $1,028,000) to subscribe for (1) a Convertible Loan Note  (the “Kolar Note”) of Kolar Gold Plc (“Kolar”), an English Company, in the principal amount of £680,000, which was convertible into “B” ordinary shares of Kolar (the “Kolar Shares”) at a conversion price of £0.25 per share and (2) 18 month warrants (“Warrants”) to purchase up to 2,720,000 Kolar Shares at an exercise price of £0.30 per share.  The Kolar Option provided for Grafton to complete the subscription for the Kolar Note as our agent, which it did.

In August 2010, we entered into a Deed of Variation to the Kolar Option (the “Kolar Amendment”), which altered our rights under the Kolar Option. Prior to the Kolar Amendment, the Kolar Option provided us with the right, exercisable within the 90 days following Kolar’s issuance of the Kolar Note, to acquire 7,160,000 Kolar Shares owned by Grafton (the “Existing Shares”) for consideration consisting of (1) $6,000,000 in cash and (2) newly issued shares of our common stock valued at $6,000,000, based on the price we sold our common stock in our next private placement or, if we did not consummate a private placement by September 30, 2010, then based on the weighted average market price of our common stock over a specified period.  As revised by the Kolar Amendment, we had the right (the “New Call Option”), exercisable within a 90 day period commencing on August 16, 2010 (the “New Exercise Period”), to acquire Grafton’s entire shareholding and share interests in Kolar, comprising the Existing Shares and any additional Kolar Shares that Grafton may subscribe for or otherwise acquire rights to up to a maximum total of 16,535,000 Kolar Shares.  The exercise price payable by us under the New Call Option consisted of:  (1) 2.11 shares of our common stock for each Kolar Share purchased under the New Call Option; (2) 18-month warrants having an exercise price of $0.75 per whole share to purchase 0.45154 shares of our common stock for each Kolar Share purchased under the New Call Option; and (3) 18-month warrants having an exercise price of $0.90 per whole share to purchase 0.45154 shares of our common stock for each Kolar Share purchased under the New Call Option.

The Kolar Option also provided us with the right (the “Put Option”), exercisable during the Initial Exercise Period, to require Grafton to purchase our entire right and interest in the Kolar Note and Warrants for an aggregate cash purchase price of £680,000 (payable in Sterling or U.S. Dollars, at the prevailing spot conversion rate, at Grafton’s election).  The Kolar Amendment gave us the right to exercise this Put Option at any time during the New Exercise Period.

In November 2010, we exercised the Put Option and required Grafton to purchase our entire right and interest in the Kolar Note and Warrants and return the £680,000 we paid for them. Grafton paid such amount to us on November 30, 2010.

Bridge Note

In September 2008, we closed the private placement sale to one investor of $500,000 principal amount of our 0% Secured Convertible Promissory Notes.  We used the $500,000 gross proceeds (net proceeds of $338,838) from the investor note to provide bridge financing to Diamond Sports & Entertainment, Inc. (“Diamond Sports”) in exchange for a note from Diamond Sports, to assist Diamond Sports in meeting its working capital requirements.  Diamond Sports entered into a term sheet with Gottbetter Capital Group, Inc. dated December 12, 2007, as amended, pursuant to which it was contemplated that a newly formed, wholly owned subsidiary of ours would merge with and into Diamond Sports, as a result of which we would acquire all of the issued and outstanding capital stock of Diamond Sports and Diamond Sports would become a wholly owned subsidiary of ours.  Diamond Sports is a private family entertainment company engaged in the business of professional minor league baseball.  We subsequently determined not to proceed with the merger and discontinued discussions with Diamond Sports.  Effective February 3, 2010, we assigned and delivered the Diamond Sports bridge note to the investor in exchange for the investor returning to us the investor note which we have cancelled.  As part of this transaction, the investor released us from any and all obligations and claims relating to the investor note. We have no further obligations to the investor or Diamond Sports.

Private Placement Completed July 2010

On May 24, 2010, we completed the initial closing of a private placement of shares of our common stock at $0.10 per share, to foreign and accredited investors. We sold an aggregate of 23,000,000 shares of our common stock in the initial closing of the private placement, resulting in gross proceeds of $2,300,000. On June 22, 2010, we completed the second closing under the private placement. We sold an aggregate of 14,750,000 shares of our common stock in the second closing of the private placement, resulting in gross proceeds of $1,475,000. On June 29, 2010 and July 8, 2010, we completed an interim and final closing. We sold an aggregate of 1,750,000 shares of our common stock in such closings, resulting in gross proceeds of $175,000.  Taken together with the May 24, 2010 and June 22, 2010 closings, we sold an aggregate total of 39,500,000 shares of our common stock in the private placement, resulting in gross proceeds of $3,950,000 and net proceeds after expenses of $3,907,428. We granted registration rights to the investors in this private placement and filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) on November 11, 2010, which was declared effective on December 22, 2010. No underwriting discounts or commissions were paid or are payable in connection with the private placement.

Private Placement Completed November 2010

On September 20, 2010, we consummated an initial closing of a private placement in which we sold 2,000,000 shares of our common stock for gross proceeds of $800,000, at $0.40 per share.  On October 14, 2010, we completed a second closing of the private placement in which we sold an additional 1,062,500 shares of our common stock for gross proceeds of $425,000, at $0.40 per share.  On November 2, 2010 we completed the final closing of the private placement in which we sold an additional 125,000 shares of our common stock for gross proceeds of $50,000.  Altogether, we sold an aggregate total of 3,187,500 shares of our common stock in the private placement, resulting in aggregate proceeds of $1,275,000.  We granted registration rights to the investors in this private placement and filed a registration statement on Form S-1 with the SEC on November 11, 2010, which was declared effective on December 22, 2010. No underwriting discounts or commissions were paid or are payable in connection with the private placement.

Hemco Option

The following summary of the material terms of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful.  For more complete information, you should read each of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment, each of which is  filed as an exhibit to this annual report.

We entered into a Hemco Option Agreement effective as of November 30, 2010 (the “Hemco Option Agreement”), with N.C.G.A. Project Acquisition Corp., a Cayman Islands corporation (“NCGA”), controlled by certain of our minority shareholders, whereby we would, at our option (the “Hemco Option”), be entitled to acquire, and to require NCGA to transfer to us, all of the issued shares in RNC (Hemco) Limited (“Hemco”), and all minority interests in certain subsidiaries of Hemco not owned by Hemco (collectively, the “Hemco Assets”).  The Hemco Assets were to be acquired by NCGA pursuant to the terms and conditions of a Share Purchase Agreement, dated as of November 30, 2010 (the “Share Purchase Agreement”), among NCGA, TWL Investments Ltd. (“TWL”), Thomas William Lough (“Lough”), James Randall Martin (“Martin”) and Sergio Rios Molina (“Rios” and together with TWL and Martin, “Sellers”).  The Share Purchase Agreement provided that NCGA would acquire from Sellers all of the issued common shares of RNC (Management) Limited, which owns 100% of the interest in Hemco.  Conditional upon the sale, Lough and Martin would also transfer to NCGA for no additional consideration, all of the minority interests not already owned by Hemco in its Nicaraguan subsidiary, Hemco-Nicaragua S.A. (“HemcoNic”). HemcoNic is a private Nicaraguan company which operates the Bonanza gold and silver mine located in Nicaragua, Central America.

The Hemco Option Agreement provided that if we exercised the Hemco Option, we would be able to acquire the Hemco Assets from NCGA for $64,750,000, which is equal to the balance of the $65,000,000 purchase price ($250,000 of which had already been paid in the form of a non-refundable deposit) that NCGA would be required to pay to Sellers at the closing of the transactions under the Share Purchase Agreement.   If we were to have exercised the Hemco Option, we agreed in the Hemco Option Agreement that we would, in the future, issue or otherwise make available for issuance 1,000,000 shares of our common stock to be held in trust for employees of Hemco, including Lough, Martin and Rios, and 4,000,000 shares of our common stock for the services of Lough, Martin and Rios pursuant to a management services agreement to be entered into by HemcoNic and MLR (Management) Limited, an entity controlled by Sellers.

As of December 31, 2010, the Hemco Option Agreement was amended (the “Hemco Option Agreement Amendment”). The Hemco Option Agreement Amendment included, among other things, our consent to NCGA’s entry into Amendment No. 1, dated as of December 31, 2010, to the Share Purchase Agreement (the “Share Purchase Agreement Amendment”).

The Share Purchase Agreement Amendment, among other things:

•
extended from December 31, 2010 to February 15, 2011 the date by which the parties to the Share Purchase Agreement may terminate such agreement if the closing of such agreement does not occur on or before such date;

•
inserted as a closing condition of the Share Purchase Agreement that Martin be appointed as a director and a non-executive Chairman with effect from (and subject to) the date of the closing of the Share Purchase Agreement, as amended;

•
included an agreement to pay an additional $125,000 upon the execution of the Share Purchase Agreement Amendment and an additional $125,000 upon the closing of the Share Purchase Agreement, as amended; and

•
inserted as a covenant to the Share Purchase Agreement that concurrently with the closing of the Share Purchase Agreement, as amended, NCGA would cause HemcoNic to grant to the Sellers a right to receive a deferred consideration payment equal to $1.00 for each ounce of gold established in any category of resource (other than an inferred resource) or reserve in the HemcoNic Non-Mine Concession (as defined in the Share Purchase Agreement Amendment) measured in compliance with a National Instrument 43-101 of the Canadian Securities Administrators resource report, up to a maximum of $5,000,000.

The Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and accordingly, we determined not to exercise the Hemco Option.

Other Recent Corporate Developments

In May 2010, our Board of Directors approved a change in the Company’s fiscal year end from November 30 to December 31. As a result of the change, the Company has a transition period for the one month ended December 31, 2009, which we refer to as the December Transition Period. The Company’s financial information for the fiscal year ended December 31, 2010, the fiscal year ended November 30, 2009 and for the December Transition Period is included in the financial statements and the notes thereto in “Financial Statements and Supplementary Data” of this annual report.

In June 2010, we authorized the issuance of and granted an aggregate of 8,350,000 non-statutory options under our 2008 Equity Incentive Plan, as amended, which we refer to as our Plan, to our directors. David Rector was granted 350,000 options and each of Craig Niven, David Cather, Andrew Neale and Bruce Stewart were granted 2,000,000 options. Each option is exercisable for a period of five years commencing three years from the date of grant, subject to prior vesting, and can be exercised for the purchase of one share of our common stock, during such exercise period at a price of $0.20 per share.  One-third of such options vest on each of the date of grant, the first anniversary of the date of grant and the second anniversary of the date of grant, provided that the holder is still a director on the applicable vesting date. Further information about our Plan appears at the end of “Item 11 – Executive Compensation” in this annual report.

In June 2010, we made an initial payment under the Toldafria Option Agreement, as amended.  Prior to such payment, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act).  We believe that as a result of such payment we ceased to be a shell company.

Pursuant to a Consulting Services Agreement and an Advisory Services Agreement, each between us and one of two unrelated firms, in July 2010, we issued an aggregate of 325,000 shares of our common stock to the counterparties and their designees as consideration for certain professional services relating to business development and corporate finance.

In November 2010, David Rector resigned from his positions as a member of our Board of Directors, Chief Executive Officer, Principal Financial Officer, President, Secretary and Treasurer of UGMC and any committees thereof effective as of that date.

In November 2010, our Board of Directors appointed Craig Niven as Assistant Secretary of UGMC.  Mr. Niven has been a member of our Board of Directors since June 2010.

In December 2010, our Board of Directors appointed David Cather as Interim Chief Executive Officer and Mr. Niven as Interim Chief Financial Officer of UGMC to fill the officer vacancies created by the resignation of David Rector.   Mr. Cather has been a member of our Board of Directors since June 2010 and his biography may be found in “Item 10 – Directors, Executive Officers and Corporate Governance” of this annual report.

 On December 29, 2010, we held a special meeting of our stockholders for the purpose of approving an amendment to our Amended and Restated Articles of Incorporation, as amended, to increase UGMC’s total authorized shares of common stock from 300,000,000 to 1,500,000,000, par value $0.001 per share. Such amendment was filed with the Nevada Secretary of State on December 29, 2010.

On January 26, 2011, we held a special meeting of our stockholders for the purpose of approving amendments to UGMC’s Amended and Restated Articles of Incorporation, as amended, to (1) effect a reverse stock split in a ratio ranging from one-for-five to one-for-fifty of all UGMC’s issued and outstanding shares of common stock and to effect a reduction in the number of authorized shares of common stock in an amount ranging from 30% to 75% of the current authorized number, in both cases in a ratio and amount to be determined by our Board of Directors if it determines to proceed with such reverse stock split and (2) include provisions that are primarily protective to UGMC’s stockholders. Our Board of Directors has recently determined that it intends to effectuate such reverse stock split in the future. We also expect that we will apply in the future to have our shares of common stock listed on a North American stock exchange.

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we have filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the SEC, and the executive director of the BCSC makes an order revoking the Order. The BCSC has asserted that we are a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as they allege that our business was directed or administered from British Columbia and our securities are quoted on the OTC Bulletin Board. We believe that the Order will not affect trades of our securities that have no connection to the Province of British Columbia. We are currently seeking legal advice in connection with this matter.

On February 28, 2011, Andrew Neale resigned from his position as member of our Board of Directors and any committees thereof effective as of that date.

Gold Mining Industry

Gold mining involves the science, technology and business of the discovery of gold, in addition to its removal and sale in the marketplace. Gold may be found in many places, most commonly rock but even sea water, in very small quantities. More often it is found in greater quantities in veins associated with igneous rocks, rocks created by heat such as quartzite. Hard rock mining produces most of the world’s gold.  Since the costs can be high in the exploration and removal of gold from hard rock mines, significant capital is generally needed to develop the mines.  Mining for gold is only worthwhile financially where there is a significant concentration of it found in ore.

Before hard rock mining operations have even begun, companies explore areas where gold may be found and scientifically analyze the rock. The actual gold originates deep within the earth in places called pockets. These pockets are filled with gold, heavy ore, and quartz. If enough gold is discovered in the ore, the technological process of hard rock mining begins.

The gold milling process may be broken down into three basic procedures:

•	Sorting the ore by size;

•	Crushing the rock; and

•	Extracting the gold.

Colombia

The election of Alvaro Uribe as president in 2002 marked a turning point for Colombia. Since the 1970s, Colombia had been plagued by violence due to the adverse activities of left wing guerilla groups such as Fuerzas Armades Revolucionaries de Colombia (“FARC”) and Ejercito de Liberacion Nacional (“ELN”), drug cartels and right wing paramilitary forces, which all helped to hinder the economic and social advancement of the country.  The introduction of Uribe’s Democratic Security policy resulted in a dramatic reduction in murders, kidnappings, a significant reduction in FARC’s strength and the demobilization of right wing paramilitary organizations. Colombia experienced accelerating growth between 2002 and 2007, chiefly due to improvements in domestic security, rising commodity prices, and to President Uribe’s promarket economic policies. Because of the global financial crisis and weakening demand for Colombia's exports, Colombia's economy grew 2.7% in 2008, and 0.8% in 2009, but rebounded to around 4.5% in 2010.

Historically, Colombia had been one of the largest producers of gold globally. However, with the onset of security issues in the 1970s, production stagnated, and exploration activities effectively ceased. Increased security and stronger commodity prices since 2000 have resulted in attracting several foreign mining companies to set up operations in Colombia, taking advantage of the underexplored nature of the country, attractive mining laws and the government’s pro-business outlook.  Consequently, mining is growing in importance to the overall economy of Colombia.

Mining in Colombia, particularly for gold, has a long history, dating back to well before the arrival of the Spanish conquistadors, as gold was an essential part of the culture of indigenous tribes, such as the Muisca, Incas and Aztecs. Gold is central to folklore as Colombia is the fabled home of El Dorado, the legendary city of gold, which consumed the attention of explorers during the 16th and 17th centuries.

Until the 1930s, Colombia was the largest producer of gold. However, with the civil war, rise of left wing insurgent groups, paramilitary groups and the narcotics trade in Colombia, the countryside became an increasingly dangerous place to pursue mining activities. Consequently, prospective areas of the country have had little exploration work carried out and modern exploration techniques have not been applied to much of the active mining areas.

Currently, mining makes up a very small portion of the country’s gross domestic product.  In 2009, the most recent year for which figures are available, it is estimated that mining contributed to 1.6% of Colombia’s gross domestic product.  While a minor part of gross domestic product, mining investment makes up a very large portion of foreign investment into Colombia as well as exports. In 2010, approximately $2.1 billion or 30% of the foreign direct investment into Colombia was geared towards mining activity and mining exports represented approximately $9.7 billion or 24% of total exports from Colombia.

The mining activity in Colombia is governed by a mining code, the Código de Minas (the “Mining Code”), issued by Act 685 of 2001. The Mining Code is generally viewed as attractive to foreign mining companies. However, this has been a 20-year process. In 1989, a new mining code sought to encourage mineral exploration and development by expediting the processing of claims, improving the security of mineral occupancy and tenure and providing financial aid to small scale mines. In 2001, Columbia adopted the Mining Code, which sought to encourage exploration and production of mineral resources and limit the government’s role in mineral exploration to that of regulation and administration, transferring the responsibility of production to the private sector. The Mining Code also clarified the provisions for establishing mining contracts. In 2010, the Mining Code was amended by Ley No 1382 de 2010, which made important clarifications to environmental protections tied to mining concessions.

Marketing and Distribution

Gold can be readily sold on numerous markets throughout the world and it is not difficult to ascertain its market price at any particular time.  Benchmark prices are generally based on the London gold market quotations. Gold bullion is held as an asset class for a variety of reasons, including as a store of value and safeguard against the collapse of paper assets such as stocks, bonds and other financial instruments that are traded in fiat currencies not exchangeable into gold (at a fixed rate) under a “gold standard”, hedges against future inflation and portfolio diversification. Governments, central banks and other official institutions hold significant quantities of gold as a component of exchange reserves. Since there are a large number of available gold purchasers, we do not expect that we will be dependent upon the sale of gold to any one customer.

The price of gold is subject to volatile price movements over short periods of time, especially in the current market environment, and is affected by numerous industry and macroeconomic factors that are beyond our control.  Gold price volatility remained high in 2010, with the price ranging from $1,058 to $1,421 per ounce during the year.  The average market price for the year of $1,224 per ounce was an all-time high.  The market price of gold has been influenced by low U.S. dollar interest rates, volatility in the credit and financial markets, investment demand and the monetary policies put in place by the world’s most prominent central banks.  As a result of the global easing of monetary policy, as well as increases in announced government spending, particularly in the United States, we believe that there is a possibility that both inflation and U.S. dollar depreciation could emerge in the coming years.  Gold is viewed as a hedge against inflation and has historically been inversely correlated to the U.S. dollar.  Therefore, higher inflation and/or depreciation in the U.S. dollar should be positive for the price of gold.

Business Plan and Strategic Outlook

We plan to build a successful gold exploration and production company focused on what we believe to be under-explored countries.  Our efforts initially focused on Colombia and recently we explored an opportunity in Nicaragua. These are countries where we believe good exploration and production opportunities exist with straightforward gold contracting terms and conditions.  We expect to consider opportunities in other regions and if we deem the relevant considerations to merit our investment, conduct exploration and production activities. Within the spectrum of the gold business, we plan to focus on a blend between exploration and production of gold through a variety of transactions.

An integral part of our strategy is our focus on continuing to build a competent and professional management and operations team to enable us to successfully carry out our business plan. We intend to hire experienced personnel including technical specialists (e.g., geologists, geophysicists and gold and facilities engineers, as required by the scope of our operations), administrators and financial experts, and we plan to hire functional specialists in fields such as environment, industrial protection and community relations to encompass the different areas that are critical to our business.

Acquisition Strategy

We intend to acquire gold properties and/or fields where we believe significant value exists or where additional value can be created. Our senior management is primarily interested in developmental properties where some combination of the following factors exist:

•	opportunities for medium to long-term production life with clear understandings of production mechanisms and output levels;

•	substantial upside potential; and

•	relatively low capital investment and production costs.

We will also pursue joint ventures with limited risk.

The following is a list of some of the factors we take into account when considering potential investments in any country:

•	stable political regimes, such as countries that exhibit a desire to uphold stability and progress in their legislation, striving towards open markets and a global approach to best business practices;

•	clear fiscal, taxation and royalty terms;

•	manageable security in and around production and exploration areas and facilities;

•	openness to foreign direct investment; and

•
favorable gold exploration and production including where, despite the presence of large multi-national integrated gold companies, there are open acreage opportunities as well as joint venture opportunities, as well as producing fields or company acquisition possibilities, with some access to local capital.

We may engage in any of the following types of transactions to achieve our strategic goals:

•	exploration and production, including entering into direct government concessions in blocks with specific exploration and development plans;

•	technical evaluation agreements; and

•
corporate transactions such as acquisitions of producing fields, acquisition of exploration acreage and corporate acquisitions and joint ventures where we would partner with established gold companies, which would allow us to access certain government concession rounds, benefit from technical and market expertise from our potential partners and provide liquidity to our partners.

 Role of Our Board of Directors

Our Board of Directors will be an essential component of our successful operation and growth, serving in various support capacities. Because our Board of Directors is comprised of senior industry executives and experienced capital market professionals, we believe that our directors have the experience and skills necessary to effectively assist our management in the execution of our strategy.  We expect that our Board of Directors will be able to provide an informed view as to the commercial, technical and financial viability of our business prospects.

We intend to establish relevant committees of the Board of Directors that will provide an independent view into all of our operations, providing feedback and guidance on the quality of the projects we may invest in.  Additionally, our Board of Directors will regularly confer with senior management to help us ensure that all relevant and required controls are in place and operating appropriately. Our Board of Directors will serve as a means of confirming the integrity of senior management’s estimates with respect to valuations, reserve estimates and other crucial components of our business.

Aside from the functions enumerated above, we believe that our Board of Directors will serve as an integral element of our business development efforts. We expect that our directors will provide both invaluable insight and access to their business relationships in the region, as well as augment the technical, financial, accounting and other expertise of our management team.

Governmental Regulation

In Colombia, the sub-soils are generally owned by the state. The state may authorize private parties to explore and develop mineral deposits under concession contracts. Until 2001, they could also be developed under Exploration and Exploitation contracts executed with specialized agencies of the state. However, as of 2001, the Mining Code only permits concession contracts, which are awarded by a single entity and are subject to a standard set of conditions.

The concession contract grants to a concessionaire the exclusive right to carry out the studies, works and installations necessary within the given area to establish the existence of minerals and to exploit them according to the principles, rules and criteria of the accepted techniques of geology and mining engineering. It also covers the right to install and build the equipment, services and works necessary to efficiently exercise the rights set forth in the Mining Code. The concession contract will be agreed on for a term that the proponent requests, up to a maximum of thirty years. Such term will start from the date the contract is inscribed at the National Mining Register. In 2010, the Mining Code was amended to clarify certain environmental protections tied to mining concessions. The Company has been monitoring the amendments to the Mining Code and is currently determining the impact of such amendments on the Company’s business.

Compliance with Environmental Laws

Our mining, exploration and development activities will be subject to various levels of federal, provincial or state and local laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mining properties. We intend to invest in environmental management systems aimed at eliminating or mitigating environmental risks as they are identified. The governance aspects of our systems are intended to be designed to inform management early enough to respond to risks as they arise.

We intend to conduct environmental audits of our business activities on a regular and scheduled basis, in order to evaluate:

•	compliance with applicable laws and regulations;

•	permit and license requirements;

•	company policies and management standards including guidelines and procedures; and

•	adopted codes of practice.

Environmental Regulation – Community Relations

Our activities will be subject to existing laws and regulations governing environmental quality and pollution control in the foreign countries where we expect to maintain operations. Our activities with respect to gold exploration and mining, including the operation and construction of plants and other facilities for transporting, processing, treating or storing gold and other products, will be subject to stringent environmental regulation by regional, provincial and federal authorities. Such regulations relate to, for example, environmental impact studies, permissible levels of air and water emissions, control of hazardous wastes, construction of facilities, recycling requirements and reclamation standards. Risks are inherent in gold development and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues. There can be no assurance that all licenses and permits which we may require to carry out exploration and production activities will be obtainable on reasonable terms or on a timely basis, or that such laws and regulations would not have an adverse effect on any project that we may wish to undertake.

In some countries in South America, it is usually required for gold exploration and production companies to present their operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Usually, exploration and production companies try to benefit the community in which they are operating by hiring local, unskilled labor or contracting locally for services such as workers’ transportation. For us, working with local communities will be an essential part of our work program for the development of any of our exploration and production projects in the region.

Competition

The gold exploration and mining industry is highly competitive. We face competition from both local and international companies in matters such as acquiring the limited number of properties that contain gold deposits, contracting for mining equipment and securing trained personnel. Many of these competitors have financial and technical resources and staff and facilities that exceed ours, and we believe that these companies have a competitive advantage in these areas. As a result, we may have difficulty acquiring attractive exploration properties, staking claims relating to our properties and exploring and developing our properties.

Employees

As of March 29, 2011, we had no employees.

We intend to build an experienced leadership team of mining industry veterans with direct exploration and production experience in the regions in which we intend to conduct operations combined with an efficient managerial and administrative staff, to enable us to achieve our strategic and operational goals.

Additionally, we expect to hire a highly competitive assembly of experienced and technically proficient employees, motivating them through a positive, team oriented work environment.

ITEM 1A.	RISK FACTORS

In addition to the other information presented in this annual report, the following should be considered carefully in evaluating us and our business. Our actual results may differ materially from the results discussed in the forward-looking statements and information. Factors that may cause such a difference include those discussed below and elsewhere in this annual report.

Some of the following risks relate principally to the industry in which we operate and our business in general. Other risks relate principally to the securities market and ownership of our common stock. The occurrence of any of the events described in this section could significantly and negatively affect our business, financial condition, operating results, ability pay dividends or the trading price of our common stock.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are an exploration stage company with no material operating history for you to evaluate our business.

We are an exploration stage gold mining company and have not yet begun any gold mining operations. We have previously been a shell company with no material operating history and no assets other than cash and we have only recently begun to redirect our business focus towards the gold mining industry.  As an early stage gold mining and exploration company with no material operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the gold mining industry and to that industry in Colombia, in particular.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies implementing new business plans. We may never overcome these obstacles or attain profitability.

Our auditors have indicated that our inability to generate revenues raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2010 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. Additionally, we have recently incurred certain fees related to the exploration of potential acquisition opportunities, including, but not limited to, accounting and legal fees as well as funds paid as a deposit for such acquisitions. As of December 31, 2010, we have accumulated a deficit of $3,335,686. In the absence of additional financing or significant revenues and profits, we may have to cease operations. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We may be unable to obtain additional capital that we will require to implement our business plan.

Currently, we are not generating any revenues. Our current capital and our other existing financial resources may not be sufficient to enable us to execute our business plan. Future acquisitions and future exploration, development, mining and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.  Moreover, we require $5,700,000 to complete our purchase of interests in the Toldafria Prospect (see “Item 1 –Business – Toldafria Prospect”).

Our ability to obtain needed financing may be impaired by such factors as conditions in the capital markets (both generally and in the gold mining industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective gold properties and prices of gold on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if gold prices on the commodities markets decrease, then our potential revenues will likely decrease, and such decreased future revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights (including exploration, development and production rights) if we do not have the required minimum capital. Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all. If the amount of capital we are able to raise from financing activities, together with any future revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to curtail or cease our operations.

We plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. The inability to obtain capital may damage our reputation and credibility with industry participants in the event we cannot close previously announced transactions. If we do succeed in raising additional capital, the capital received may not be sufficient to fund our operations going forward without obtaining further, additional capital financing.  Debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders. Any additional capital raised through the sale of equity may dilute stockholders’ ownership percentage in us. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and issuances of incentive awards under equity incentive plans, which may have a further dilutive effect.

Our counterparty’s interest in the Toldafria Option Agreement, as amended, has not yet been registered in Colombia.

In April 2010, our wholly owned subsidiary UGH entered into the Toldafria Option Agreement, as amended, to acquire from CVME an undivided interest of up to 50% in the Toldafria Prospect. In June 2010, UGH paid its first installment to CVME pursuant to the Toldafria Option Agreement, as amended, thereby acquiring a 25% interest in the Toldafria Prospect. Under the Toldafria Option Agreement, as amended, CVME warrants and represents that it is or has the right to become the beneficial and recorded owner of the interest in the Toldafria Prospect.  As of March 29, 2011, CVME’s interest has not been registered in the Mining Register of Colombia. If CVME is unable to deliver its interest in the Toldafia Prospect to us, we may lose our investment, which could adversely affect our business, results of operations and value of our common stock.

We may be unable to obtain exploration rights that we need to build our business.

Our business plan focuses on international gold exploration and production opportunities in what we believe to be under-explored countries, initially in Colombia. In the event that these projects do not proceed successfully or we do not succeed in negotiating any other exploration and production opportunities, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential gold reserves on terms that will be commercially viable for us.

Inaccuracies in projecting operating costs could hinder exploration activity.

Capital and operating cost estimates made in respect of our exploration and mining projects may not prove accurate. Capital and operating costs are estimated based on the interpretation of geological data, feasibility studies, anticipated climatic conditions and other factors. Any of the following events, among the other events and uncertainties described in this annual report, could affect the ultimate accuracy of such estimates: unanticipated changes in grade and tonnage of mineralized material to be mined and processed, incorrect data on which engineering assumptions are made, delays in construction schedules, unanticipated transportation costs, the accuracy of major equipment and construction cost estimates, labor negotiations, changes in government regulation (including regulations regarding prices, cost of consumables, royalties, duties, taxes, permitting and restrictions or production quotas on exportation of minerals) and title claims.  Failure to accurately project such expenses could adversely affect our business, results of operations and value of our common stock.

Fluctuation in the price of gold could adversely affect our business.

The profitability of any gold mining operations in which we have or will have an interest will be significantly affected by changes in the market price of gold, which fluctuate on a daily basis. During the fiscal year ended December 31, 2010, the spot price for gold on the London Exchange has fluctuated between $1,058 and $1,421 per ounce.

Gold prices are affected by numerous factors beyond our control, including:

•	industrial and commercial demand for gold, as well as jewelry containing gold;

•	the level of interest rates;

•	the rate of inflation;

•	sales by central banks and other holders;

•	world supply of gold;

•	stability of currency exchange rates;

•	costs of substitutes;

•	speculators and producers of gold in response to any of the above factors; and

•	global and regional political and economic factors.

Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The current significant instability in the financial markets heightens these fluctuations.  A decline in the market price of gold below our anticipated production costs for any sustained period would have a material adverse impact on our profits, cash flow and results of operations from anticipated future operations.  A decline in the market price of gold may also require us to write-down mineral reserves which could have a material adverse effect on our business, results of operations and value of our common stock.

Adverse land title claims may affect our ability to operate.

The acquisition of title to mineral properties is a very detailed and time-consuming process.  Title to, and the area of, mineral concessions may be disputed.  Although we will take reasonable measures to ensure proper title to properties that we acquire or in which we otherwise obtain an interest, it is possible that title defects may be raised by third parties.  When a title transfer (or deemed transfer) takes place, our title may be challenged or impaired.  Third parties may have valid claims underlying portions of our interests, including government licensing requirements or regulations, prior unregistered liens, agreements, transfers or claims and title may be affected by, among other things, undetected defects.  In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties, which could have a material adverse effect on our business, results of operations and value of our common stock.

We will be subject to certain mining risks.

Mining operations generally involve a high degree of risk.  Our operations will be subject to all of the hazards and risks normally encountered in the exploration, development and production of gold, including:

•	unusual and unexpected geologic formations;

•	seismic activity;

•	rock bursts;

•	cave-ins;

•	flooding; and

•
other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability.

Although adequate precautions to minimize risk will be taken, mining operations are subject to hazards such as equipment failure, failure of containment vessels and contamination of the environment by chemicals used in processing ore such as cyanide or the failure to retain dams around tailings disposal areas which may result in environmental pollution and consequent liability. The exploration for and development of mineral deposits involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate or diminish.  Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; gold prices, which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and may have a negative effect on our business, results of operations and value of our common stock.

 Licenses and permits to operate and conduct exploration activities may not be issued or renewed.

Carrying out mining activities requires certain licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. There is no guarantee that these licenses or permits will be obtained or extended or that new licenses or permits will be granted.  In addition, such licenses and permits could be changed and any application to renew any existing licenses or permits may not be approved.  We may be required to contribute to the cost of providing the required infrastructure to facilitate the development of our properties.  We also will have to obtain and comply with permits and licenses which may contain specific conditions concerning operating procedures, water use, waste disposal, spills, environmental studies, abandonment and restoration plans and financial assurances.  Our failure to comply with such regulations or failure to obtain or keep any licenses or permits may adversely impact our ability to conduct exploration operations and our business, results of operations and value of our common stock.

If we do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our future gold production, if any, we will be exposed to the impact of decreases in the gold price.

As a general rule, we expect to sell our gold at the prevailing market price if we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of gold production, if any, in the future. As a result, we may realize the benefit of any short-term increase in the gold price, but will not be protected against decreases in the gold price, and if the gold price decreases significantly, our revenues, business and profitability may be materially adversely affected.

Compliance with present and future environmental regulations could adversely affect our exploration and future production activities.

Gold exploration and mining operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Gold exploration and mining operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. The discharge of pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. To date, because we have had no mining operations, we have not been required to spend any amounts on compliance with environmental regulations. However, we may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

With respect to future environmental regulation, such legislation could require:

•	stricter standards and enforcement;

•	increased fines and penalties for non-compliance;

•	more stringent environmental assessments of proposed projects; and

•	a heightened degree of responsibility for companies and their officers, directors and employees.

Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations. We could be held liable for environmental hazards that exist on the properties in which we hold interests, whether caused by previous or existing owners or operators of the properties, and whether known or unknown at the time we acquire such interests. Any such liability could adversely affect our business, results of operations and value of our common stock.

Calculation of reserves and gold recovery dedicated to future production is not exact, might not be accurate and might not accurately reflect the economic viability of our properties.

Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. With respect to any gold properties that we may acquire, we will make estimates of gold reserves, upon which we will base our financial projections. We will make these reserve estimates using various assumptions, including assumptions as to gold prices, exploration and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in large tests under on-site conditions or during production.Economic factors beyond our control, such as interest rates and exchange rates, will also impact the value of our reserves. Because the process of estimating gold reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property, our reserve estimates will be inherently imprecise. Actual future production, gold prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gold reserves may vary substantially from those we estimate. If actual production results vary from our reserve estimates, this could materially reduce our projected revenues and result in the impairment of our gold interests. Any material negative change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties, our business, results of operations and value of our common stock.

Intense competition in the mining industry could adversely affect our ability to find, explore and develop properties.

The acquisition of gold properties and their exploration and development are subject to intense competition.  Present levels of competition for gold resources in many countries, and particularly in Colombia, are high.  Significant amounts of capital are being raised worldwide and directed towards the South American and Central American markets and more and more companies are pursuing the same opportunities.  Other gold exploration and mining companies will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business in the countries in which we expect to operate.  Additionally, other companies may compete with us from time to time in obtaining capital from investors. We are an exploration stage company with limited resources. Competitors include larger, foreign owned companies, which, in particular, may have access to greater financial resources than us, may be more successful in the recruitment and retention of qualified employees and may conduct their own exploration and mining operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete and our business may be impaired.

Our ability on a going forward basis to discover viable and economic mineral reserves is subject to numerous factors which affect our long-term profitability.

Gold exploration is speculative and involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of gold reserves in commercially viable quantities.  If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

Our long-term profitability will be, in part, directly related to the cost and success of exploration programs.  Any gold exploration program entails risks relating to:

•	the location of economic ore bodies;

•	development of appropriate metallurgical processes;

•	receipt of necessary governmental approvals; and

•	construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors, most of which are beyond our control and are not predictable.

•	the price of gold;

•	the particular attributes of the deposit, such as its

➢	size;

➢	grade; and

➢	proximity to infrastructure.

•	financing costs;

•	taxation;

•	royalties;

•	land use;

•	water use;

•	power use;

•	importing and exporting gold; and

•	environmental protection.
To the extent that we succeed in discovering or acquiring gold reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable properties or prospects, to find markets for the gold we produce and to effectively distribute our production into our markets.

We lack diversification in our business.

Our business will focus on the gold mining and exploration industry in a limited number of properties, initially in Colombia, with the intention of expanding to other countries, specifically those that we believe to be under-explored. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry or the regions in which we operate will likely impact us more acutely than if our business were more diversified and may affect our business, results of operations and value of our common stock.

Strategic relationships upon which we may rely are subject to change.

Our ability to successfully bid on and acquire properties, to discover reserves, to participate in gold mining opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants, on our ability to select and evaluate suitable properties and on our ability to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our executive officers and our Board of Directors to enter into strategic relationships, which may take the form of joint ventures with private parties or with local government bodies or contractual arrangements with other gold mining and exploration companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

We may not be able to effectively manage our anticipated growth.

Our strategy envisions building and expanding our business. If we fail to effectively manage our anticipated growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	optimally allocate our human resources;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth and our operations, our financial results could be adversely affected by inefficiency, which could diminish our profitability.

We may not be able to attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We are currently in the process of building our management team. Among other positions, we need to hire a permanent Chief Executive Officer and a permanent Chief Financial Officer. We have sought to and will continue to ensure that management and any key employees are appropriately compensated. However, their services cannot be guaranteed. The loss of any of our existing management members or our inability to hire a qualified Chief Executive Officer and Chief Financial Officer or attract suitably qualified management and staff could materially adversely impact our business. Difficulty in hiring and retaining replacement personnel could have a similar effect. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retaining staff who are willing to work in that jurisdiction. We do not currently carry “key man” life insurance on any of our employees.

Our management team does not have extensive experience in U.S. public company matters.

Our management team has limited U.S. public company management experience, which could impair our ability to comply with legal and regulatory requirements in the United States, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business. As a former shell company, our failure to timely file reports with the SEC may cause certain securities law registration resale exemptions to be unusable to our stockholders.

RISKS RELATED TO OUR INDUSTRY AND REGIONAL FOCUS

We may be unable to obtain necessary facilities.

Gold exploration and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Our operating expenses may increase.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the gold that we may produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

We may incur penalties.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Our initial operations are expected to be conducted in Colombia and, if so, will be subject to Colombian laws and regulations, which are subject to variation.

Our initial projects and operations will be subject to Colombian laws and regulations.    The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Colombia or any other jurisdiction where we might conduct our business activities, may be changed, applied or interpreted in a manner which could fundamentally alter the ability of our company to carry on our business and could have a material adverse effect on our results of operations and value of our common stock.

Conducting business in a foreign country, and specifically in Colombia, contains risks beyond our control.

We expect to operate our business in Colombia and other foreign countries. The occurrence of one or more of these events could have a material adverse impact on our efforts or operations which, in turn, could have a material adverse impact on our cash flows, earnings, results of operations, financial condition and value of our common stock.  These risks include the following:

•	labor disputes;

•	political instability;

•	invalidity of governmental orders;

•	uncertain or unpredictable legal and economic environments;

•	war and civil disturbances;

•	military repression;

•	terrorism;

•	taxation;

•	delays in obtaining or the inability to obtain necessary governmental licenses and permits;

•	governmental seizure of land or mining claims;

•	limitations on ownership;

•	limitations on the repatriation of earnings;

•	extreme fluctuations in currency exchange rates;

•	interference with private contract rights (such as nationalization);

•	foreign exchange controls; and

•	restrictions imposed on the gold mining industry, such as on price controls and export controls.

Moreover, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations.
Managing local community relations where we and our partners operate could be problematic.

We or our operating partners may be required to present our operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Additionally, working with local communities will be an essential part of our work program for the development of any of our exploration projects in the region.  If we or our partners fail to manage any of these community relationships appropriately, our operations could be delayed or interrupted and we or our partners could lose rights to operate in these areas, resulting in a negative impact on our business, results of operations and value of our common stock.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the exploration for and development of gold properties may result in our becoming subject to liability for pollution, property damage, personal injury or other hazards.  Insurance has limitations on liability that may not be sufficient to cover the full extent of actual liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Civil liabilities may not be able to be enforced against us.

Substantially all of our assets and certain of our officers and directors are located outside of the United States.  As a result of this, it may be difficult or impossible to enforce judgments awarded by a court in the United States against our assets or those of our officers and directors.

Insurgent and criminal activities may occur in the territories in which we operate.

Colombia has been the site of South America’s largest and longest political and military insurgency and has experienced uncontrolled criminal activity relating to drug trafficking. While the situation has improved dramatically in recent years, there can be no guarantee that the situation will improve further or that it will not deteriorate in Colombia or any other countries in which we may operate.  Insurgent or criminal activities (including kidnapping and terrorism) in any of the countries in which we operate, or the perception that such activities are likely, may disrupt our operations, hamper our ability to hire and keep qualified personnel and hinder or shut off our access to sources of capital.  Any such changes are beyond our control and may adversely affect our business, results of operations and value of our common stock.

Local legal and regulatory systems in which we operate may create uncertainty regarding our rights and operating activities.

We are a company organized under the laws of the State of Nevada and are subject to U.S. laws and regulations. The jurisdictions in which we intend to operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:

•	effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or, in an ownership dispute, being more difficult to obtain;

•	a higher degree of discretion on the part of governmental authorities;

•	the lack of judicial or administrative guidance on interpreting applicable rules and regulations;

•	inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and

•	relative inexperience of the judiciary and courts in such matters.

In certain jurisdictions, the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired.

We are subject to foreign currency exchange rate fluctuations.

We expect to sell our future gold production under agreements that will be denominated in U.S. dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the U.S. dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We will rely on technology, including geographic analysis techniques and economic models, to develop reserve estimates and to guide our planned exploration and development and production activities. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

RISKS RELATED TO OUR SECURITIES

We do not presently maintain an effective system of disclosure and internal controls which may affect our ability to accurately report our financial results or detect fraud.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation of our disclosure controls as of December 31, 2010, we concluded that we do not maintain effective disclosure controls and procedures and that our internal controls are deficient. This conclusion was based in large part on our not having an audit committee and until November 2010, having one individual serving as our sole executive officer which resulted in our not having proper segregation of duties. We presently have two individuals serving as our executive officers. We intend to address this deficiency in our disclosure and internal controls in the future. Failure to implement changes to our controls as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

There is not now, and there may not ever be, an active market for our common stock.

There currently is a limited public market for our common stock.  Further, although our common stock is currently quoted on the Over-the-Counter Bulletin Board, trading of our common stock may be extremely sporadic.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

Brokers may be less willing to recommend trading of, or execute transactions in, our common stock as it is subject to the “penny stock” rules of the SEC.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, we expect our common stock to remain eligible for quotation on the Over-the-Counter Markets or on the Over-the-Counter Bulletin Board. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to recommend or execute transactions in securities subject to the “penny stock” rules, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our common stock may become volatile.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	our announcements in connection with, and other developments related to, applying to have our shares of common stock listed on a North American stock exchange;

•	announcements of developments by us, our strategic partners or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock or may publish unfavorable research or reports about our business.

The trading market for our common stock may be affected by, among other things, the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 1,510,000,000 shares of capital stock consisting of 1,500,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our  Board of Directors.  Our stockholders have also approved a reverse stock split which our Board of Directors intends to effectuate in the future. Our Board of Directors may reduce the number of authorized shares in connection with such reverse stock split. As of March 29, 2011, there were 93,012,500 shares of our common stock and no shares of our preferred stock outstanding.  As of March 29, 2011, we have granted options to purchase an aggregate of 8,350,000 shares of our common stock under our Plan, 1,683,333 of which were cancelled during 2010 with an additional 1,333,333 cancelled during February 2011, leaving 5,333,334 options outstanding as of such date. As such, options to purchase an aggregate of 4,666,666 shares of our common stock remain issuable under our Plan as of March 29, 2011. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.  The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock.  We will need to raise additional capital in the near future to meet our working capital needs and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the Over-the-Counter Bulletin Board.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Item 1B is not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES

We do not own any property. Our wholly owned subsidiary, Universal Gold Holdings (Cayman) Limited, maintains certain rights to an interest in the Toldafria Prospect as described herein.

We closed our office at Bentall Four Centre, 1055 Dunsmuir Street in Vancouver, British Columbia during March 2011.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Since July 2007, our common stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “RTME.OB.”  Our symbol changed to “FEDS.OB” on May 8, 2008 in connection with our name change to Federal Sports & Entertainment, Inc. and again to “UGDM.OB” effective May 12, 2010, in connection with our name change to Universal Gold Mining Corp.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Our common stock is thinly traded and, thus, pricing of our common stock on the Over-the-Counter Bulletin Board does not necessarily represent its fair market value.

Period	High(1)	Low(1)

Fiscal Year Ended November 30, 2009
First Quarter	$0.0075	0.0075
Second Quarter	0.0075	0.0025
Third Quarter	0.003025	0.003025
Fourth Quarter	0.003025	0.003025

Fiscal Year Ended December 31, 2010
First Quarter	$0.27	0.003
Second Quarter	0.67	0.003
Third Quarter	0.71	0.45
Fourth Quarter	0.82	0.16

December Transition Period	$0.0605	0.0605

(1)
All quotations give retroactive effect to our 2-for-1 forward stock split in the form of a dividend which was effected on April 25, 2008, and to our 20-for-1 forward stock split in the form of a dividend which was effected on May 12, 2010.

As of March 14, 2011, there were 93,012,500 shares of our common stock issued and outstanding and 57 holders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.  Nonetheless, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

During the fiscal year ended December 31, 2010, neither the Company nor any affiliate of the Company repurchased common stock of the Company. Furthermore, the Company does not have any securities registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

On May 24, 2010, we completed the initial closing of a private placement of shares of our common stock, at $0.10 per share, to “accredited investors” (as such term is defined in the Securities Act of 1933, as amended, which we refer to as the Securities Act) pursuant to Regulation D and to persons who are not “U.S. Persons” (as such term is defined in the Securities Act) pursuant to Regulation S. We sold an aggregate of 23,000,000 shares of our common stock in the initial closing of the private placement, resulting in gross proceeds of $2,300,000. On June 22, 2010, we completed the second closing under the private placement. We sold an aggregate of 14,750,000 shares of our common stock in the second closing of the private placement, resulting in gross proceeds of $1,475,000. On June 29, 2010 and July 8, 2010, we completed an interim and final closing. We sold an aggregate of 1,750,000 shares of our common stock in such closings, resulting in gross proceeds of $175,000.  Taken together with the May 24, 2010 and June 22, 2010 closings, we sold an aggregate total of 39,500,000 shares of common stock in the private placement, resulting in gross proceeds of $3,950,000. We incurred closing costs of approximately $42,572 related to the May, June and July closings, resulting in net proceeds after expenses from the private placement of approximately $3,907,428, $2,300,000 of which was used to make the initial payment due under the Toldafria Option Agreement, as amended and approximately $1,028,000 which was used to acquire the Kolar Note.  We granted registration rights to the investors in this private placement but were unable to file the registration statement by the agreed-upon filing date. As such, we were obligated to pay liquidated damages of $36,000.  We filed a registration statement on Form S-1 with the SEC on November 11, 2010 which was declared effective on December 22, 2010. During January 2011, shareholders of 17,000,000 shares agreed to waive their right to receive the aforementioned liquidated damages. No underwriting discounts or commissions were paid or are payable in connection with the private placement.

On September 20, 2010, we consummated an initial closing of a private placement to “accredited investors” (as such term is defined in the Securities Act) pursuant to Regulation D and to persons who are not “U.S. Persons” (as such term is defined in the Securities Act) pursuant to Regulation S, in which we sold 2,000,000 shares of our common stock for gross proceeds of $800,000, at $0.40 per share.  On October 14, 2010, we completed a second closing of the private placement in which we sold an additional 1,062,500 shares of our common stock for gross proceeds of $425,000, at $0.40 per share.  On November 2, 2010, we completed the final closing of the private placement in which we sold an additional 125,000 shares of our common stock for gross proceeds of $50,000.  Altogether, we sold an aggregate total of 3,187,500 shares of our common stock in the private placement, resulting in aggregate proceeds of $1,275,000. These proceeds were primarily used to fund our expenses in investigating potential acquisition candidates, including the October 8, 2010 payment of a $250,000 non-refundable deposit with respect to the Hemco Assets and an additional $125,000 extension fee related to the Hemco Option Agreement Amendment (see “Item 1– Business – Hemco Option”).  We granted registration rights to the investors in this private placement and filed a registration statement on Form S-1 with the SEC on November 11, 2010 which was declared effective on December 22, 2010. No underwriting discounts or commissions were paid or are payable in connection with the private placement.

Securities Authorized for Issuance under Equity Compensation Plans

In April 2008, our Board of Directors and stockholders adopted our Plan. In June 2010, we amended our Plan to reduce the number of shares of our common stock issuable pursuant to awards granted thereunder to 10,000,000. If an incentive award granted under our Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under our Plan.

In June 2010, we granted an aggregate of 8,350,000 non-statutory options under our Plan. Upon the November 2010 resignation of David Rector as an officer and director of the Company, 233,333 of the 350,000 options granted to Mr. Rector were forfeited. Mr. Rector had until December 2010 to exercise his 116,667 remaining options, but did not notify the Company that he wished to do so and such shares then became available for further awards under our Plan. On December 28, 2010, Bruce Stewart relinquished 1,333,333 of the 2,000,000 options we granted to him in June 2010. Mr. Stewart’s 1,333,333 forfeited options became available for further awards under our Plan effective as of that date. Upon the February 2011 resignation of Andrew Neale as our director, 1,333,333 of the 2,000,000 options granted to Mr. Neale were forfeited. Mr. Neale had until March 30, 2011 to exercise his remaining 666,667 options.

As of March 29, 2011, we have granted options to purchase an aggregate of 8,350,000 shares of our common stock under our Plan, 1,683,333 of which were cancelled during 2010 with an additional 1,333,333 cancelled during February 2011, leaving 5,333,334 options outstanding as of such date. As such, options to purchase an aggregate of 4,666,666 shares of our common stock remain issuable under our Plan as of March 29, 2011.

The following table provides information, as of December 31, 2010, with respect to stock options outstanding and available under grant awards.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,666,667	$0.20	3,333,333	(1)
Equity compensation plans not approved by security holders	0	n/a	0
Total	6,666,667	$0.20	3,333,333	(1)

(1)  The stock options shown above were issued under our Plan, which is our only equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, we, as a smaller reporting company, are not required to provide the information required by this item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Notice Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Item 1A – Risk Factors” and elsewhere in this annual report.

Overview and Going Concern

We are an international, exploration stage gold mining exploration and production company focusing our initial operations in Colombia. We have achieved no operating revenues to date. In April 2010, we entered into the Toldafria Option Agreement, as amended, which gives us the right to acquire up to a 50% interest in a Colombian gold prospect (see “Item 1 – Business – Toldafria Prospect”). In November 2010, we entered into the Hemco Option Agreement, as amended, which gave us the right to acquire all of the issued shares in RNC (Hemco) Limited which, through its Hemco Nicaragua S.A. subsidiary, operates the Bonanza gold and silver mine located in Nicaragua, Central America. In February 2011, we determined not to exercise the option pursuant to the Hemco Option Agreement. (See “Item 1 – Business – Hemco Option”).

In the course of our development activities, we have sustained losses and expect such losses to continue unless and until we can achieve net operating revenues.  We expect to finance our operations primarily through our existing cash and future financings. However, substantial doubt exists about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financings, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Our ability to complete additional financings is dependent on the state of the debt and equity markets at the time of any proposed financing, and such market’s reception of us and the financing terms. In addition, our ability to complete a financing may be dependent on the status of our business activities, which cannot be predicted.

Our audited and unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Change in Fiscal Year End

On May 19, 2010, we determined to change our fiscal year end from November 30 to December 31. As the transition period covers a period of one month, we were not required to file a transition report.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended November 30, 2009

Revenues

We are in an exploration stage and have had no revenues since our inception.

General and Administrative Expenses

General and administrative expenses increased $2,744,880, or 4,284.3%, to $2,810,478 for the fiscal year ended December 31, 2010, as compared to $65,598 for the fiscal year ended November 30, 2009. This overall increase was primarily the result of increased acquisition costs, consulting fees, stock compensation, accounting and legal fees, travel costs, bad debt expense, personnel costs, other professional fees, transfer agent and investor relations costs, office expenses, directors fees and other general and administrative costs.

Acquisition costs were $893,567 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009. This increase was primarily attributable to costs incurred in connection with the Company’s planned acquisition of the Hemco Assets, which did not occur due to the Company’s decision not to exercise the Hemco Option, and which is more fully discussed in the notes to the consolidated financial statements.

Stock based compensation costs were $553,841 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009. This increase was attributable to 8,350,000 stock options granted to our directors in June 2010 and 325,000 shares of common stock, valued at $195,000, issued in June 2010 as consideration for professional services previously rendered relating to business development and corporate finance matters.

Accounting and legal fees increased $272,795, or 644%, to $322,937 for the fiscal year ended December 31, 2010, as compared to $50,142 for the fiscal year ended November 30, 2009. Consulting fees were $617,632 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009. Other professional fees were $36,857 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009. Travel costs were $128,039 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009.  Such accounting, legal and consulting fees were attributable to two separate private placements of our common stock and the proposed acquisition of the Hemco Assets.

Office expense increased $19,908, or 129%, for the fiscal year ended December 31, 2010, as compared to $15,456 for the fiscal year ended November 30, 2009. Such increase was due to expenses related to our Vancouver office, which was opened during the three month period ended September 30, 2010 while we did not maintain an office during the fiscal year ended November 30, 2009.

Salaries and payroll costs were $50,396 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009 primarily due to the hiring of new employees for our Vancouver office.

Directors’ fees were $19,000 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009 due to the appointment of four new directors to our Board of Directors during the fiscal year ended December 31, 2010 while only one director sat on our Board of Directors during the fiscal year ended November 30, 2009.

Bad debt expense were $66,367 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009 due to the need for an allowance for doubtful accounts for a 2010 receivable from a third party that was ultimately deemed uncollectible.

Impairment Expense

Impairment expense was $375,000 for the fiscal year ended December 31, 2010, as compared to $0 for the fiscal year ended November 30, 2009.  This increase was primarily attributable to option costs incurred in connection with our planned acquisition of the Hemco Assets, which did not occur due to our decision not to exercise the Hemco Option, and which is more fully discussed in the notes to the consolidated financial statements.

Interest Income and Expense

For the fiscal year ended December 31, 2010 and the fiscal year ended November 30, 2009, the Company recognized interest income, net of interest expense, of $665 and $0, respectively.

Foreign Currency Exchange Gain

Foreign currency exchange gains increased $31,666 for the fiscal year ended December 31, 2010 as compared to the fiscal year ended November 30, 2009 primarily attributable to our investment in the Kolar Note which was denominated in pounds Sterling, and which is more fully discussed in the notes to the consolidated financial statements.

Net Loss

Our net losses for the fiscal years ended December 31, 2010 and November 30, 2009 were $3,153,487 and $65,598, respectively. The increase in net loss is attributable to the increases in expenses discussed above.

One Month Ended December 31, 2009 Compared to One Month Ended December 31, 2008

Revenues

We are in an exploration stage and have had no revenues since our inception.

Expenses

Total expenses increased $3,160, or 100% to $3,160 for the one month ended December 31, 2009 as compared to the one month ended December 31, 2008, primarily due to a $2,660 increase in accounting and legal fees.
Net Loss

Our net losses for the one month ended December 31, 2009 and 2008 were $3,160 and $0, respectively, primarily due to a $2,660 increase in accounting and legal fees.

Liquidity and Capital Resources

At December 31, 2010 and November 30, 2009, our cash and cash equivalents balance was $947,153 and $0, respectively.  At both December 31, 2009 and December 31, 2008, our cash and cash equivalencies balance was $0.

On May 24, 2010, we completed the initial closing of a private placement of unregistered shares of our common stock to foreign and accredited investors. We sold an aggregate of 23,000,000 shares of our common stock in the initial closing of the private placement, resulting in gross proceeds of $2,300,000. On June 22, 2010 and June 29, 2010, we completed additional closings of the private placement of shares of common stock, at $0.10 per share, to additional investors. We sold an aggregate of 15,000,000 shares of common stock in the second and third closings of the private placement, resulting in aggregate additional gross proceeds of $1,500,000.  On July 8, 2010, we completed the fourth and final closing of the private placement under which we sold an aggregate of 1,500,000 shares of our common stock at $0.10 per share resulting in aggregate additional gross proceeds of $150,000. Taken together with our other closings under the private placement, we sold an aggregate of 39,500,000 shares in this private placement, resulting in gross proceeds of $3,950,000. We incurred closing costs of approximately $42,572 related to the May, June and July closings, resulting in net proceeds from the private placement of approximately $3,907,428.

On September 20, 2010, we consummated an initial closing of another private placement in which we sold 2,000,000 shares of our common stock for gross proceeds of $800,000, at $0.40 per share.  On October 14, 2010, we completed a second closing of the private placement in which we sold an additional 1,062,500 shares of our common stock for gross proceeds of $425,000, at $0.40 per share.  On November 2, 2010 we completed the final closing of the private placement in which we sold an additional 125,000 shares of our common stock for gross proceeds of $50,000 at $0.40 per share.  Altogether, we sold an aggregate total of 3,187,500 shares of our common stock in the private placement, resulting in aggregate proceeds of $1,275,000.

We used the proceeds from the private placements principally (1) to make the first payment under the Toldafria Option Agreement, as amended (2) to acquire the Kolar Note, and (3) to fund our expenses in investigating potential acquisition candidates, including the October 2010 payment of a $250,000 non-refundable deposit and an additional $125,000 non-refundable extension fee paid with respect to the Hemco Assets (see “Item 1 –Business – Hemco Option”). We cannot determine how long the proceeds of the private placements we conducted during the fiscal year ended December 31, 2010 will sustain such investigation activities.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations, make anticipated future payments of $5,700,000 pursuant to the Toldafria Option Agreement, as amended, and continue as a going concern. We have not generated any cash flow from operations since inception and currently have no revenue from operations. As of December 31, 2010, we have incurred cumulative net losses of $3,335,686 since November 30, 2008 and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of our common stock is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations, are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If we do not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if these costs are in  excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Income Taxes

We account for income taxes using the liability method whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

Stock-Based Compensation

We account for the grant of options to employees and the grant of shares to non-employees pursuant to the provisions of FASB ASC 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for services. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. Our adoption of ASU 2009-05 did not have an effect on our disclosure of the fair value of our liabilities.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.

The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

 In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other than as indicated in the aforementioned pronouncements, recently issued standards are not expected to have, or did not have upon adoption, a material impact on our financial positions or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-19 following the signature page of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  As such, our executive officers, consisting of David Cather, our Interim Chief Executive Officer and Craig Niven, our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on this evaluation, our executive officers concluded that our internal control over financial reporting was not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes based upon accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our executive officers concluded that, during the period covered by this annual report, our internal control over financial reporting was not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2010. However, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. For most of the fiscal year ended December 31, 2010, we had one executive officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements and proper application of accounting policies.

It is our management’s plan to remediate the above deficiencies when the Company has sufficient working capital to support additional accounting personnel.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for smaller reporting companies set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed a Director
David Cather	51	Interim Chief Executive Officer and Director	June 3, 2010
Craig Niven	54	Interim Chief Financial Officer, Assistant Secretary and Director	June 3, 2010
Bruce Stewart	45	Director	June 3, 2010

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Our executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

David Cather has been a member of our Board of Directors since June 2010 and has served as our Interim Chief Executive Officer since December 2010.  Mr. Cather graduated from the Royal School of Mines, Imperial College, and has extensive experience in the development and management of a wide range of resource projects.  He has held senior executive positions at operational and line management levels with both De Beers and Anglo American.  Prior to that, Mr. Cather was Technical Director of Anglo American’s Industrial Minerals Division which included responsibilities for construction materials in 13 countries and fertilizer operations in the United Kingdom and Brazil. Mr. Cather is a Chartered Engineer and a member of IoM3.  Mr. Cather is also a retained consultant to Grafton Resources Investments Ltd. He is currently a director of Compostela Mining Limited, an exploration company with copper/gold porphyry assets in the Philippines and was previously a non-executive director of Arian Silver Corporation, a Mexican silver producer/exploration company listed on the Toronto Stock Exchange and the London Stock Exchange through the Alternative Investment Market.

Craig Niven has been a member of our Board of Directors since June 2010 and has served as our Assistant Secretary and Interim Chief Financial Officer since November 2010 and December 2010, respectively.  Mr. Niven is Chief Executive, an Investment Director and a 48% shareholder of Arlington Group Asset Management Limited, which is the Investment Manager of the Arlington Special Situations Fund Limited.  He was previously Chief Executive of Arlington Group Plc (a London Stock Exchange AIM listed investment company).  Prior to that, Mr. Niven acted as investment adviser to a number of public and private investment vehicles and was Chairman and Founding Director of Griffin Mining Limited.  Until 1995, Mr. Niven was a Director and Head of Corporate Finance at ANZ Grindlays Bank plc where he was responsible for origination and execution of cross border transactions in Europe, Asia and Africa.  He is currently a director of Power Capital Global Limited.  He also has a number of private interests in property, gaming and media related businesses.  Mr. Niven has a Masters degree in Economics from St. Catharine’s College Cambridge and is a Chartered Accountant.

Bruce Stewart has been a member of our Board of Directors since June 2010.  Mr. Stewart has over 15 years experience in global financial markets, with an emphasis on natural resources and currently works as a consultant to mining companies.  He has worked in Australia, Asia, England and North America, including working with Jefferies and Co. in New York, where he was responsible for advising and raising capital for hedge and mutual funds.  In 2007, Mr. Stewart became a board member of BDI Mining, a diamond producer, where he negotiated a profitable sale of the company to GEM Diamonds.  Concurrently, he sat on the board of directors of an emerging copper and molybdenum producer with projects in China.

Board Committees

We have not yet established any committees of our Board of Directors or related charters. We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which requires us to have committees or charters.  Our Board of Directors may, in the future, designate from among its members an executive committee, audit committee, nominating committee, compensation committee, and one or more other committees.  Our entire Board of Directors performs all functions that would otherwise be performed by committees.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures. Craig Niven, a member of our Board of Directors, has the qualifications of an audit committee financial expert, but is not considered independent due to his status as one of our officers.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, provide full, fair, accurate, timely and understandable disclosure in public reports, comply with applicable laws, ensure prompt internal reporting of code violations and provide accountability for adherence to the code.  To request a copy of our Code of Ethics without charge, please make a written request to Craig Niven at 18 Pall Mall, 2nd Floor, London SW1Y5LU, United Kingdom.

Business and Technical Advisors

We expect to recruit a number of experienced and highly regarded professionals to provide advice to us in their areas of specialization or expertise. These advisors will generally enter into agreements with us to serve for fixed terms. We may grant these advisors options to purchase share of our common stock as partial payment for their services. In addition, these advisors may receive cash compensation in connection with services rendered and will be reimbursed for their reasonable out-of-pocket expenses.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us for the fiscal year ended November 30, 2009, the fiscal year ended December 31, 2010 and the December Transition Period to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010 and (ii) our two other most highly compensated employees (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)		Total ($)

David Cather, Interim Chief Executive Officer, and Director	Year Ended December 31, 2010	0	0	0	$86,555	0	0	$90,000	(1)	$176,555

Craig Niven, Interim Chief Financial Officer, Assistant Secretary, and Director	Year Ended December 31, 2010	0	0	0	$86,555	0	0	$100,000	(2)	$186,555

David Rector, former CEO	Year Ended December 31, 2010	0	0	0	$12,623	0	0	$5,000	(3)	$17,623

	December Transition Period	0	0	0	0	0	0	$500		$500

	Year Ended December November 30, 2009	0	0	0	0	0	0	$6,000	(3)	6,000

(1)
Since April 2010, we are paying Cather Mining Consultancy, an entity controlled by Mr. Cather, $10,000 per month under a verbal month to month arrangement whereby we are provided with technical and managerial advice with respect to our resource projects.

(2)
In June 2010, we paid Arlington Group Asset Management Limited, a company 48% owned by Mr. Niven, a one-time payment of $25,000 for services which included the services of Mr. Niven as one of our directors under a verbal consulting agreement.  In December 2010, we paid Arlington Group Asset Management Limited a one-time payment of $75,000 for services which included the services of Mr. Niven as one of our directors under a verbal consulting agreement.

(3)
During 2009 and through October 2010, we paid $500 per month to Mr. Rector for services rendered by him as our sole officer. During the quarter ended June 30, 2010, $7,500 of the amount due to Mr. Rector was paid on our behalf by a major shareholder and treated as a contribution of capital. Mr. Rector resigned his executive officer positions in November 2010.

Employment Agreements with Executive Officers

We do not have any written employment agreements or arrangements with any of our named executive officers. Any compensation paid to our named executive officers was agreed upon by verbal agreement, as indicated in the footnotes to the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the named executive officers at December 31, 2010.

Option Awards (1)
Name and Principal Position	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option plan exercise price	Option expiration date
David Cather, Interim Chief Executive Officer	0	0	2,000,000	$0.20	(1)

Craig Niven, Interim Chief Financial Officer and Assistant Secretary	0	0	2,000,000	$0.20	(1)

David Rector, former Chief Executive Officer	0	0	0	N/A	N/A
(1)
These options are exerciseable for a period of five years, commencing three years from the date of grant, subject to prior vesting as follows: one-third of the options vest on the date of grant, one-third on the anniversary of the date of grant and one-third on the second anniversary of the date of grant, provided that the holder is still a director on the applicable vesting date.

Equity Compensation Plan Information

A discussion about our Plan can be found on the following page.

 We have not maintained any stock option or other incentive plans other than our Plan. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Compensation of Directors

The following table sets forth information regarding compensation accrued to the Company’s directors for the fiscal year ended December 31, 2010. The compensation of Mr. Cather and Mr. Niven, who are both directors and officers of the Company, is covered in the Summary Compensation Table above.

Director Compensation

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compen- sation	Nonqualified deferred compensation earnings	All other compen- sation	Total

Andew Neale	$70,000	$0	$86,555	$0	$0	$0	$156,555	(1)
Bruce Stewart	$14,000	$0	$86,555	$0	$0	$0	$100,555	(2)
(1)
Since June 2010, we have been paying Andrew Neale, through Domaro Resources, a company owned by Mr. Neale, CDN$10,000 per month plus 12% Canadian Value Added Tax under a verbal month to month arrangement under which Mr. Neale provides us with assistance and support in identifying and evaluating mining exploration and acquisition opportunities on a global basis. We have also granted Mr. Neale 2,000,000 stock options, one-third of which have vested.  Upon his resignation as a director of the Company in February 2011, 1,333,333 of the 2,000,000 options granted to Mr. Neale were forfeited. Mr. Neale had until March 30, 2011 to exercise his remaining 666,667 options. Pursuant to our Plan, cancelled options become available for granting upon the date of cancellation.

(2)
Since June 2010, Bruce Stewart is entitled to receive $2,000 per month for serving as one of our directors. In June 2010, we granted Mr. Stewart 2,000,000 stock options pursuant to our Plan. On December 28, 2010 Mr. Stewart relinquished 1,333,333 of the 2,000,000 stock options granted to him during June 2010. The remaining 666,667 stock options granted to Mr. Stewart during June 2010 were fully vested at December 31, 2010.

Equity Incentive Plan

In April 2008, our Board of Directors and stockholders adopted our Plan pursuant to which a total of 40,000,000 shares of our common stock (adjusted for the 20 to 1 forward stock split in the form of a dividend that we effected in May 2010) could be issued pursuant to awards granted thereunder as at November 30, 2009.  In June 2010, our Board of Directors amended our Plan to reduce the number of shares of our common stock available for issuance pursuant to awards granted thereunder to 10,000,000.  If an incentive award granted under our Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under our Plan. As of March 29, 2011,  we have granted options to purchase an aggregate of 8,350,000 shares of our common stock under our Plan, 1,683,333 of which were cancelled during 2010 with an additional 1,333,333 cancelled during February 2011, leaving 5,333,334 options outstanding as of such date. As such, options to purchase an aggregate of 4,666,666 shares of our common stock remain issuable under our Plan as of March 29, 2011.

Shares which may be issued under our Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under our Plan.  In addition, the number of shares of our common stock subject to our Plan, any number of shares subject to any numerical limit in our Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar change in our corporate structure affecting the shares under our Plan.

Administration

Our Board of Directors or any of its committees may administer our Plan.  Subject to the terms of our Plan, the Board of Directors, or any of its committees, would have complete authority and discretion to determine the terms of awards under our Plan.

Grants

Our Plan authorizes the grant of non-statutory stock options, incentive stock options, restricted stock awards, performance grants and stock appreciation rights, as described below:

Options granted under our Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share.  The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant.

Restricted stock awards may be awarded on terms and conditions established by the Board of Directors or any of its committees, which may include any restrictions as the Board or the committee may deem advisable or appropriate. Each grant of restricted stock will be evidenced by an award agreement that will specify such terms and conditions as the Board of Directors or any of its committees, in its sole discretion, will determine.

Stock appreciation rights entitle the participant, upon exercise of such rights, to receive a distribution in an amount equal to the number of shares of common stock subject to the portion of the stock appreciation rights exercised multiplied by the difference between the fair market value of a share of common stock on the date of exercise of the stock appreciation rights and the market price of a share of common stock on the date of grant of such rights. Each stock appreciation right grant will be evidenced by an award agreement that will specify the exercise price, the term of the right, the conditions of exercise and such other terms and conditions as the Board of Directors or any of its committee, in its sole discretion, will determine.

Duration, Amendment and Termination

The Board of Directors, or any committee that administers our Plan, may at any time amend, alter, suspend or terminate our Plan without stockholder approval or ratification at any time or from time to time.  We will however, obtain stockholder approval of any amendment to our Plan to the extent necessary and desirable to comply with applicable laws.  Unless sooner terminated, our Plan will terminate ten years after it is adopted.

Grants to Officers and Directors

In June 2010, we authorized the issuance of and granted an aggregate of 8,350,000 non-statutory options under our Plan to our directors as follows:

Craig Niven	2,000,000 options
Bruce Stewart	2,000,000 options
Andrew Neale	2,000,000 options
David Cather	2,000,000 options
David Rector	350,000 options

Each option is exercisable for a period of five years commencing three years from the date of grant, subject to prior vesting, and can be exercised for the purchase of one share of our common stock, during such exercise period at a price of $0.20 per share.  One-third of such options vest on each of the date of grant, the first anniversary of the date of grant and the second anniversary of the date of grant, provided that the holder is still a director on the applicable vesting date. Upon the November 2010 resignation of David Rector as an officer and director of the Company, 233,333 of the 350,000 options granted to Mr. Rector were forfeited. Mr. Rector had until December 2010 to exercise his 116,667 remaining options, but did not notify us that he wished to do so and such shares then became available for further awards under our Plan. On December 28, 2010, Bruce Stewart relinquished 1,333,333 of the 2,000,000 options we granted to him in June 2010. Mr. Stewart’s 1,333,333 forfeited options became available for further awards under our Plan effective as of that date. Upon the February 2011 resignation of Andrew Neale as our director, 1,333,333 of the 2,000,000 options granted to Mr. Neale were forfeited. Mr. Neale had until March 30, 2011 to exercise his 666,666 remaining options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 29, 2011 by:

•	each person who is known by us to own more than 5% of our common stock; and
•	each named executive officer, each director and all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge.  As we do not have a class of stock registered under the Exchange Act, beneficial owners of our securities are not required to file Williams Act or Section 16 reports, which limits our ability to determine whether a person or entity is a beneficial owner of more than 5% of our common stock and the extent of any such beneficial owner’s holdings or any relationships among beneficial owners.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

David Cather	0	(4)	*
Craig Niven	0	(4)	*
Bruce Stewart	0	(5)	*

All directors and executive officers as a group of 3 persons)	0	(6)	*

John Paul DeJoria Family Trust c/o John Paul Mitchell Systems 9701 Wilshire Blvd., Suite 1205 Beverly Hills, CA 90212	10,750,000		11.56%

Fiordaliso Ltd. Suite 340-345 Barkly Wharf Le Caudan Waterfront BP 1070, Port Louis, Republic of Mauritius	5,500,000	(7)	5.91%

IIU Nominees Limited IFSC House Custom House Quay Dublin 1 Ireland	5,000,000		5.38%

Ocean Group International SA Portland House, Bresseudeu Place 9th Floor London, SW1E 5NP, United Kingdom	5,000,000		5.38%

Satfonico Investments SA c/o “CAMS” Kornstrasse 9 4950 Huttwil, Switzerland	6,625,000	(7)	7.12%

* Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is Universal Gold Mining Corp., c/o Craig Niven 2nd Floor, 18 Pall Mall, London, United Kingdom.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 29, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based upon 93,012,500 shares of our common stock outstanding as of March 29, 2011.

(4)	Does not include 2,000,000 shares of our common stock issuable upon the exercise of options granted to each of Mr. Cather and Mr. Niven under our Plan, which are not exercisable within 60 days.

(5)
Does not include 666,667 shares of our common stock issuable upon the exercise of options granted to Mr. Stewart under our Plan which are not exercisable within 60 days. On December 28, 2010, Bruce Stewart relinquished 1,333,333 of the 2,000,000 options we granted to him in June 2010.

(6)
Does not include an aggregate of 4,666,667 shares of our common stock issuable upon the exercise of options granted to Mr. Cather, Mr. Niven and Mr. Stewart under our Plan, which are not exercisable within 60 days.

(7)
Estimate of beneficial ownership, based on information available to us. The shares indicated as beneficially owned may include shares held in street name or the name of a nominee, and beneficial ownership may have been disposed of and/or acquired without our knowledge.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11 – Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers as well as a discussion about our Plan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this annual report, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

In April 2008, we issued 90,200,000 fully paid and non-assessable shares of our common stock (adjusted for the 20 to 1 forward stock split in the form of a dividend that we effected in May 2010) to Linda Farrell, our President and Sole Director, for services rendered by her to us.

During the three month period ended March 31, 2010, we received $18,213 in advances from a major shareholder to cover operating expenses, resulting in a total outstanding advance from the shareholder of $100,618 at March 31, 2010. The advances were non-interest bearing. During the three month period ended June 30, 2010, this payable was forgiven by the major shareholder and treated as a contribution of capital, along with an additional capital contribution of $66,434, also used to pay operating expenses, resulting in an aggregate capital contribution of $167,052 during the six month period ended June 30, 2010.

During the three month period ended March 31, 2010, we paid $8,500 to David Rector for services rendered by him as our sole officer. During the three month period ended June 30, 2010, this payable was paid out of the aforementioned capital contribution.

Pursuant to a Cancellation Agreement, dated May 24, 2010, between us and Linda Farrell, our majority stockholder at that time, all 150,200,000 shares of our common stock held by Ms. Farrell were returned to us and cancelled in exchange for $20,000 cash and reimbursement of legal fees of $1,500.  Immediately prior to the cancellation, Ms. Farrell was the beneficial owner of approximately 67.3% of our outstanding common stock. The cash and legal fee reimbursement was paid out of the aforementioned capital contribution.

In June 2010, we entered into the Kolar Option with Grafton which was amended in August 2010 by the Kolar Amendment.  In November 2010, we executed the Put Option and required Grafton to purchase our entire right and interest in the Kolar Note and Warrants and return the £680,000 we paid for them. Grafton paid such amount on November 30, 2010 (see “Item 1A – Business  –  Kolar Gold”). Grafton owns 2,000,000 shares (or approximately 2.3%) of our outstanding common stock.  David Cather, our Interim Chief Executive Officer and a member of our Board of Directors is also a retained consultant to Grafton.  Craig Niven, our Interim Chief Financial Officer and a member of our Board Directors, is a director of and 48% shareholder in the investment manager of Arlington Special Situations Fund Limited which previously owned $2,000,000 of convertible loan notes issued by Grafton. Grafton is also the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

In June 2010, we granted 8,350,000 non-statutory options to our five directors at that time pursuant to our Plan. Each option is exercisable for a period of five years commencing three years from the date of grant, subject to prior vesting, and can be exercised for the purchase of one share of our common stock at a price of $0.20 per share. See “Item 11 –Executive Compensation – Equity Incentive Plan.”

From June 2010 to February 2011, we paid Andrew Neale, a member of our Board of Directors, through Domaro Resources, a company owned by Mr. Neale, CDN$10,000 per month plus 12% Canadian Value Added Tax under a verbal month to month arrangement under which Mr. Neale provided us with assistance and support in identifying and evaluating mining exploration and acquisition opportunities on a global basis. As of February 2011, Mr. Neale is no longer a director and as such, he no longer receives such payment.

Since April 2010, we are paying Cather Mining Consultancy, an entity controlled by Mr. Cather, $10,000 per month under a verbal month to month arrangement whereby we are provided with technical and managerial advice with respect to our resource projects. As of February 2011, Cather Mining Consultancy has agreed to no longer receive this payment until we have secured additional financing.

In June 2010, we paid Arlington Group Asset Management Limited, a company 48% owned by Mr. Niven, a one-time payment of $25,000 under a verbal consulting agreement for certain services which included Mr. Niven serving as one of our directors. The services, which covered the period from March 2010 through the date of payment, consisted of investigation and analysis of potential acquisition opportunities and management services. In December 2010, we paid Arlington Group Asset Management Limited a one-time payment of $75,000 under a verbal consulting agreement for certain services which included Mr. Niven serving as one of our directors. As of February 2011, Arlington Group Asset Management Limited has agreed not to receive any payment until we have secured additional financing.

Since June 2010, Bruce Stewart is entitled to receive $2,000 per month for serving as one of our directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

GBH, CPAs, PC serves as our independent registered public accounting firm. They were appointed our independent registered public accounting firm on September 10, 2009. Prior to such date, Seale and Beers, CPAs acted as our independent registered public accounting firm.

Audit Fees

For the fiscal year ended December 31, 2010 and the December Transition Period, we incurred aggregate fees and expenses of $57,000 from GBH, CPAs, PC. Such fees were for the performance of the annual audit for the fiscal year ending December 31, 2010 and for the December Transition Period.

For the fiscal year ended November 30, 2009, we incurred aggregate fees and expenses of $10,000 from GBH, CPAs, PC. Such fees were for the performance of the annual audit for the fiscal year ending November 30, 2009 and for the review of financial statements for the quarter ended August 31, 2009. Also, GBH, CPAs, PC re-audited the Company’s financial statements for the year ended November 30, 2008.

Fee Category	Fiscal year ended December 31, 2010*	Fiscal year ended November 30, 2009
Audit fees (1)	$57,000	$10,000
Audit-related fees (2)	$4,470	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$61,470	$10,000
* Includes fees related to the audit of the December Transition Period.

(1)
“Audit fees” consists of fees incurred for professional services rendered for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.

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

Audit Committee’s Pre-Approval Practice

We do not have an audit committee.  Our Board of Directors performs the function of an audit committee.  Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this annual report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2010, December 31, 2009 and November 30, 2009

3.
Consolidated Statements of Operations for the years ended December 31, 2010 and November 30, 2009, the One Month Period Ended December 31, 2009, and the period from May 3, 2006 (Inception) through December 31, 2010

4.	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from May 3, 2006 (Inception) to December 31, 2010

5.
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and November 30, 2009, the One Month Period Ended December 31, 2009, and the period from May 3, 2006 (Inception) through December 31, 2010

6.	Notes to Consolidated Financial Statements

Exhibit No.	Description
2.1*
Hemco Option Agreement, dated as of November 30, 2010, between Registrant and N.C.G.A Project Acquisition Corp. (Previously filed on December 6, 2010 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.2*
Share Purchase Agreement, dated as of November 30, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on December 6, 2010 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.3*
Amendment No. 1 to the Hemco Option Agreement, dated as of December 31, 2010, between N.C.G.A. Project Acquisition Corp. and Registrant (Previously filed on January 6, 2011 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.4*
Amendment No. 1 to the Share Purchase Agreement, dated as of December 31, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on January 6, 2011 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.1*
Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 14, 2008 (Previously filed on April 18, 2008 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.2*
Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 9, 2010 (Previously filed on April 15, 2010 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.3*
Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 29, 2010 (Previously filed on January 3, 2011 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.4**	Amended and Restated Bylaws of Registrant

4.1*
Form of 0% Secured Convertible Promissory Note of the Registrant (Previously filed on September 15, 2008 as exhibit 4.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

4.2*
Form of 5-Year Bridge Warrant to Purchase shares of common stock of the Registrant (Previously filed on September 15, 2008 as exhibit 4.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

4.3*
Form of Securities Purchase Agreement by and among Registrant and the Buyer(s) named therein (Previously filed on September 15, 2008 as exhibit 4.3 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.1*
Form of Bridge Loan Agreement by and between the Registrant and Diamond Sports & Entertainment, Inc., dated September 9, 2008 (Previously filed on September 15, 2008 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.2*
Form of Unsecured Bridge Loan Promissory Note of Diamond Sports & Entertainment, Inc. in favor of the Registrant, dated September 9, 2008  (Previously filed on September 15, 2008 as exhibit 10.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.3*
Form of Security Agreement by and among Diamond Sports & Entertainment, Inc., Diamond Concessions, LLC and the Buyer(s) of the Registrant’s Note(s), dated as of September 9, 2008 (Previously filed on September 15, 2008 as exhibit 10.3 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.4*
Form of Pledge Agreement by and among the Registrant, the Pledgors named therein, Gottbetter & Partners, LLP and the Buyer(s) named therein (Previously filed on September 15, 2008 as exhibit 10.4 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.5*	2008 Equity Incentive Plan (Previously filed on March 2, 2009 as exhibit 10.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.6*
Assignment of Promissory Note and Release dated as of February 3, 2010, by and between Registrant and the John Thomas Bridge and Opportunity Fund, LP (Previously filed on June 10, 2010 as exhibit 10.6 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.7*
Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of April 23, 2010 (Previously filed on June 10, 2010 as exhibit 10.7 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.8*
Cancellation Agreement between the Registrant and Linda Farrell, dated May 24, 2010 (Previously filed on June 10, 2010 as exhibit 10.8 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.9*	Amendment Number 1 to 2008 Equity Incentive Plan (Previously filed on June 10, 2010 as exhibit 10.9 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.10*
Amendment to Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of June 4, 2010 (Previously filed on June 10, 2010 as exhibit 10.10 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.11*
Put and Call Option Agreement dated June 29, 2010 between Grafton Resource Investments Ltd. and Universal Hold Holdings (Cayman) Ltd. (Previously filed on August 23, 2010 as exhibit 10.5 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.12*
Deed of Variation to Put and Call Option Agreement dated June 29, 2010, dated August 24, 2010 (Previously filed on August 26, 2010 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.13*
Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.10 per share (Previously filed on May 27, 2010 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.14*
Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.10 per share, dated as of May 24, 2010 (Previously filed on May 27, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.15*
Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.40 per share (Previously filed on November 15, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.16*
Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.40 per share, dated as of September 20, 2010 (Previously filed on November 15, 2010 as exhibit 10.3 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

14.1*	Code of Ethics (Previously filed on March 2, 2009 as exhibit 14.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

21.1**	List of Subsidiaries

23.1**	Letter of Consent from Independent Registered Public Accounting Firm, GBH CPAs, PC

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL GOLD MINING CORP.

Dated: March 31, 2011	By:	/s/ David Cather
Name: David Cather
Title: Interim Chief Executive Officer

Dated: March 31, 2011	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Financial Officer and Assistant
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Cather	Interim Chief Executive Officer and	March 31, 2011
David Cather	Director

/s/ Craig Niven	Interim Chief Financial Officer,	March 31, 2011
Craig Niven	Assistant Secretary and Director

/s/ Bruce Stewart	Director	March 31, 2011
Bruce Stewart

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010, December 31, 2009 and November 30, 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and November 30, 2009, the One Month Period Ended December 31, 2009, and the period from May 3, 2006 (Inception) through December 31, 2010
F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from May 3, 2006 (Inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and November 30, 2009, the One Month Period Ended December 31, 2009, and the period from May 3, 2006 (Inception) through December 31, 2010
F-6

Notes to Consolidated Financial Statements	F-7 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
 (An Exploration Stage Company)
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.) (An Exploration Stage Company) as of December 31, 2010, December 31, 2009 and November 30, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and November 30, 2009, for the one month period ended December 31, 2009, and for the period from May 3, 2006 (Inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements for the period from May 3, 2006 (inception) to November 30, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.) (An Exploration Stage Company) as of December 31, 2010, December 31, 2009 and November 30, 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and November 30, 2009, for the one month period ended December 31, 2009, and for the period from May 3, 2006 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $3,335,686, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
March 31, 2011

Universal Gold Mining Corp.(f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,	November 30,
	2010	2009	2009
ASSETS

Current Assets
Cash	$947,153	$-	$-
Employee receivable	1,084	-	-
Related party receivable	5,258	-	-
GST refund receivable	16,328
Deferred financing costs	-	3,223	3,223
Prepaid expenses	1,866	2,500	2.500
Note receivable, net of discount	-	496,777	496,777
Total Current Assets	971,689	502,500	502,500

Property and equipment, net	3,613	-	-
Investment in mining option	2,300,000	-	-

Total Assets	$3,275,302	$502,500	$502,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$326,228	$17,194	$14,534
Accounts payable-related party	65,183	7,500	7,000
Accrued liabilities	258,020	-	-
Advances from stockholder	-	82,405	82,405
Convertible note payable	-	500,000	500,000
Total Current Liabilities	649,431	607,099	603,939

Total Liabilities	649,431	607,099	603,939

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2010, December 31, 2009 and November 30, 2009	-	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500, 200,200,000 and 200,200,000 shares issued and outstanding as of December 31, 2010, December 31, 2009 and November 30, 2009	93,013	200,200	200,200
Additional paid-in capital	5,866,408	(122,600)	(122,600)
Other comprehensive income	2,136	-	-
Deficit accumulated in the exploration stage	(3,335,686)	(182,199)	(179,039)
Total Stockholders' Equity (Deficit)	2,625,871	(104,599)	(101,439)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,275,302	$502,500	$502,500

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp.(f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations

	Year Ended December 31, 2010	Year Ended November 30, 2009	One Month Ended December 31, 2009		May 3, 2006 (Inception) Through December 31, 2010
Revenues	$-	$-	$		$-
	-	-		-	-
Expenses
General and administrative	2,810,478	65,598		3,160	2,984,517
Impairment Expense	375,000				375,000
Mineral expenditures	-	-		-	6,750
Depreciation	340	-		-	340
Impairment loss (mineral claims)	-	-		-	1,410
Total Expenses	3,185,818	65,598		3,160	3,368,017

Other Income
Foreign currency exchange gain	31,666	-		-	31,666
Interest income	665	128,930		3,223	161,827
Interest expense	-	(128,930)		(3,223)	(161,162)
Total Other Income (Expense)	32,331	-		-	32,331

Net Loss	$(3,153,487)	$(65,598)		$(3,160)	$(3,335,686)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.00)		$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	133,966,507	200,200,000		200,200,000

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp.(f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Deficit Accumulated in the Development	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	Income	(Deficit)

Balance at Inception on May 3, 2006	-	$-	$-	$-	$-	$-
Common Stock issued at $0.0025 on 8/4/06	60,000,000	60,000	(52,500)	-	-	7,500
Net loss, period from May 3, 2006 (Inception) to November 30, 2006	-	-	-	(2,646)	-	(2,646)
Balance, November 30, 2006	60,000,000	$60,000	$(52,500)	$(2,646)	$-	$4,854

Common Stock issued at $0.01 on 3/29/07	31,800,000	31,800	(15,900)	-	-	15,900
Common Stock issued at $0.01 on 4/3/07	3,200,000	3,200	(1,600)	-	-	1,600
Common Stock issued at $0.01 on 4/4/07	8,000,000	8,000	(4,000)	-	-	4,000
Common Stock issued at $0.01 on 4/10/07	7,000,000	7,000	(3,500)	-	-	3,500
Net loss, year ended November 30, 2007	-	-	-	(13,355)	-	(13,355)
Balance, November 30, 2007	110,000,000	$110,000	$(77,500)	$(16,001)	$-	$16,499

Common Stock issued on 4/1/08 to director for services rendered	90,200,000	90,200	(45,100)	-	-	45,100
Net loss, year ended November 30, 2008	-	-	-	(97,440)	-	(97,440)
Balance, November 30, 2008	200,200,000	$200,200	$(122,600)	$(113,441)	$-	$(35,841)

Net loss, year ended November 30, 2009	-	-	-	(65,598)	-	(65,598)
Balance, November 30, 2009	200,200,000	$200,200	$(122,600)	$(179,039)	$-	$(101,439)

Net loss, year ended December 31, 2009	-	-	-	(3,160)	-	(3,160)
Balance, December 31, 2009	200,200,000	$200,200	$(122,600)	$(182,199)	$-	$(104,599)

Common Stock cancellation on 5/24/10	(150,200,000)	(150,200)	128,700	-	-	(21,500)
Common Stock issued at $.10 on 5/24/10 to 6/29/10	38,000,000	38,000	3,719,428	-	-	3,757,428
Common Stock issued on 6/21/10 for services rendered	325,000	325	194,675	-	-	195,000
Common Stock issued at $0.10 on 7/8/10	1,500,000	1,500	148,500	-	-	150,000
Common Stock issued at $0.40 on 9/20/10	2,000,000	2,000	798,000	-	-	800,000
Common Stock issued at $0.40 on 10/14/10 to 11/2/10	1,187,500	1,188	473,812	-	-	475,000
Stock based compensation	-	-	358,841	-	-	358,841
Contributed capital	-	-	167,052	-	-	167,052
Foreign currency translation gain	-	-	-	-	2,136	2,136
Net loss, year ended December 31, 2010	-	-	-	(3,153,487)	-	(3,153,487)
Balance, December 31, 2010	93,012,500	$93,013	$5,866,408	$(3,335,686)	$2,136	$2,625,871

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp.(f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
	Year Ended December 31, 2010	Year Ended November 30, 2009	One Month Ended December 31, 2009	May 3, 2006 (Inception) Through December 31, 2010
Cash flows from operating activities
Net loss	$(3,153,487)	$(65,598)	$(3,160)	$(3,335,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	-	-	340
Stock based compensation	553,841	-	-	598,941
Impairment expense	375,000	-	-	375,000
Accretion of discount on note receivable	-	(128,930)	(3,223)	(103,144)
Amortization of deferred financing costs	-	128,930	3,223	103,144
Expenses paid by stockholder	14,500	-	-	14,500
Bad debt expense	66,367	-	-	66,367
Foreign currency exchange gain	(31,666)	-	-	(31,666)
Changes in operating assets and liabilities:
Employee receivable	(1,057)	-	-	(1,057)
Related party receivable	(5,125)	-	-	(5,125)
Other receivable	(81,013)	(2,500)	-	(83,513)
Prepaid expenses and other current assets	683	-	-	683
Accounts payable	439,972	7,692	-	454,506
Accounts payable – related party	57,356	7,000	500	64,856
Accrued liabilities and expenses	132,926	-	2,660	135,586
Net cash used in operating activities	(1,631,363)	(53,406)	-	(1,746,268)

Cash flows from investing activities
Issuance of note receivable	-	-	-	(338,838)
Purchases of property and equipment	(4,045)	-	-	(4,045)
Purchase of put and call option/convertible note	(1,027,276)	-	-	(1,027,276)
Proceeds from exercise of put option on convertible note	1,059,100			1,059,100
Investment in mining options	(2,550,000)	-	-	(2,550,000)
Net cash used in investing activities	(2,522,221)	-	-	(2,861,059)

Cash flows from financing activities
Advances from stockholder	-	53,406	-	82,405
Repayment of advance from stockholder	(82,405)	-	-	(82,405)
Issuance of common stock, net of offering costs	5,182,428	-	-	5,214,928
Borrowings on debt, net of costs	-	-	-	338,838
Net cash provided by financing activities	5,100,023	53,406	-	5,553,766

Effect of exchange rates on cash activities	714	-	-	714

Net Increase in Cash	947,153	-	-	947,153
Cash at Beginning of Period	-	-	-	-
Cash at End of Period	$947,153	$-	$-	$947,153

Supplemental Disclosures
Cash paid for:
Interest	$-	$-	$-	$-
Income taxes	-	-	-	-

Non-Cash Investing and Financing Activities
Assignment of note receivable for satisfaction of note payable	$500,000	$-	$-	$500,000
Discount on note receivable	-	-	-	161,162
Contributed capital – payables settled by Stockholder	131,052	-	-	145,522
Contributed capital – shares acquired by Stockholder and cancelled	21,500	-	-	21,500
Investment in mining option – accrued and impaired	125,000	-	-	125,000

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc., formerly Rite Time Mining Corp.) (the “Company”) was incorporated on May 3, 2006 under the laws of the State of Nevada. On April 14, 2008, the Company filed Amended and Restated Articles of Incorporation changing its name from Rite Time Mining, Corp. to Federal Sports & Entertainment, Inc. to reflect the Company’s decision to engage in the business of acquiring and operating an independent, minor league baseball league. The Company was unsuccessful in this endeavor.

On April 9, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name from Federal Sports & Entertainment, Inc. to Universal Gold Mining Corp. and determined to shift its focus to the acquisition, exploration and development of gold mining deposits.

The Company is an international, exploration stage, gold mining company with its efforts initially focused on Colombia and currently, on what it believes to be under-explored countries. The Company is in the exploration stage and has achieved no operating revenues to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Change in Fiscal Year

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As a result of the change, the Company had a transition period for the one month ended December 31, 2009.  As the transition period covers a period of one month, the Company was not required to file a transition report.

These consolidated financial statements include the Company’s consolidated balance sheets as of December 31, 2010, December 31, 2009 and November 30, 2009 and the consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the 12 months ended December 31, 2010 and November 30, 2009, for the one month period ended December 31, 2009, and for the period from May 3, 2006 (Inception) through December 31, 2010. The Company has chosen to use the fiscal year ended November 30, 2009 for comparative purposes. Restating the prior fiscal period to the new fiscal period would not materially affect the comparison as the difference in activity is not significant.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd., (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010 and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010.  All material intercompany accounts and transactions have been eliminated. The Company intends to dissolve or dispose of UGMC Mining, Inc. in the future.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from these estimates.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2010, the Company had $697,153 in cash deposits in excess of FDIC insured limits.

 Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable is composed primarily of receivables from employees, related parties and third parties. The Company performs credit evaluations prior to advancing funds or granting credit to third parties and generally does not require collateral. The Company maintains an allowance for doubtful accounts for amounts in which collection is not assured.

Goods and Services Tax (“GST”) Refund Receivable

The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada.  These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada.  Any sale outside of Canada is not taxed for this purpose.  At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold.  Because the Company has more tax credits than taxes collected, as of December 31, 2010 the Company is due a refund of $16,328. As the Company’s Canadian subsidiary UGMC was not incorporated until September 2010, there was no GST receivable or payable at December 31, 2009 or November 30, 2009.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives of 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resulting gain or loss is included in net income (loss).

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if these costs are in  excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. As of December 31, 2010, the Company recorded an impairment charge of $375,000 related to the Hemco Option. See Note 8.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for its income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes. The liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

FASB ASC Topic 825 – Financial Instruments, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain receivables and payables.  The Company believes the carrying value of these financial instruments approximates fair value given their short term nature.

Earnings Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of outstanding option grants to employees and directors, which totaled 6,666,667 at December 31, 2010.

Stock-Based Compensation

The Company’s Board of Directors approved the 2008 Equity Incentive Plan (the “2008 Plan”), under which the Company may issue stock options. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based upon their fair value as of the date of grant.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the later of either the date of settlement or the most recent intervening balance sheet date. The Company recognized foreign currency exchange gains of $31,666, $0 and $0 during the years ended December 31, 2010 and November 30, 2009 and the one month ended December 31, 2009, respectively, primarily attributable to its investment in the Convertible Loan Note more fully discussed in Note 7.

Other Comprehensive Income

FASB ASC Topic 220 – Comprehensive Income, establishes the rules for the reporting and display of comprehensive income and its components.  The Company’s other comprehensive income is solely attributable to unrealized gains or losses on foreign currency translation adjustments.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

The Company follows the guidance in FASB ASC Topic 855-10-50 – Subsequent Events for the disclosure of subsequent events and evaluates subsequent events through the date when financial statements are issued.  The Company, which files reports with the U.S. Securities and Exchange Commission (the “SEC”), considers its consolidated financial statements issued when they are widely distributed to users, such as upon filing of the financial statements on EDGAR, the SEC’s Electronic Data Gathering, Analysis and Retrieval system.

New Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.

The FASB’s objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted.

In December 2010, the FASB issued the FASB ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $3,335,686 since its inception.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 3 – GOING CONCERN (continued)

The Company expects to finance its operations primarily through its existing cash and future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because it will be required to obtain additional capital in the future to continue its operations and there is no assurance that the Company will be able to obtain such capital, through equity or debt financings, or any combination thereof, whether on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. The Company’s ability to complete additional offerings is dependent on the state of the debt and equity markets at the time of any proposed offering and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of the Company’s business activities, which cannot be predicted.

The uncertainty about the Company’s ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVESTMENT IN MINING OPTION

On June 4, 2010, the Company made the first payment under an Option Agreement (as amended, the “Option Agreement”), dated as of April 23, 2010, among the Company and Core Values Mining & Exploration Company, a Cayman Islands corporation and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provides the Company with the right to acquire up to a 50% interest in a 164 hectare gold prospect, which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).

The Option Agreement provides that the Company may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Option Agreement, by paying $2,300,000 on or prior to June 4, 2010, which the Company has paid. The Company may earn an additional 15% interest in the Toldafria Prospect at the end of the second year (June 2011), by paying $2,650,000 within 30 business days after completion of the first year. Finally, the Company may earn a further 10% interest in the Toldafria Prospect at the end of the third year (June 2012), by paying an additional $3,050,000 within 30 business days after completion of the second year, for a total of $8,000,000 under the Option Agreement.

CVME has contracted to acquire the Toldafria Prospect from the person believed to be the registered owner thereof pursuant to a purchase agreement to which the Company is not a party (the “Toldafria Purchase Agreement”).  CVME’s success in recording the transfer of the Toldafria Prospect, and therefore the Company’s earning of the interest therein, is contingent upon, among other things, approval of the relevant Colombian government authorities. In the event that CVME is not ultimately successful in meeting its obligations, or recording the transfer of the Toldafria Prospect free of encumbrances, pursuant to the Toldafria Purchase Agreement, CVME may not be able to deliver to the Company any property interests in the Toldafria Prospect that the Company earns pursuant to the Toldafria Option Agreement, as amended, and the Company would lose its investment.

The Option Agreement provides that CVME shall carry out prospecting, exploration, development or other work as the operator on the Toldafria Prospect and CVME shall receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 4 – INVESTMENT IN MINING OPTION (continued)

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

The $2,300,000 the Company paid to CVME during June 2010 is included in the consolidated balance sheet at December 31, 2010 as an “Investment in mining option” pending the transfer of the Toldafria Prospect.

NOTE 5 – NOTE RECEIVABLE AND CONVERTIBLE NOTE PAYABLE

On September 9, 2008, the Company entered into a 0% Secured Convertible Promissory Note Agreement with John Thomas Bridge and Opportunity Fund, L.P. (hereafter, “John Thomas B.O.F.”). Under the terms of the Promissory Note Agreement, the Company borrowed the principal amount of $500,000 ($338,838 net of fees), which was to be repaid in full on or before December 8, 2009, unless the Promissory Note was converted or redeemed before such date. The Promissory Note was secured by all of the assets of Diamond Sports & Entertainment, Inc. (“Diamond Sports”) and its affiliate, Diamond Concessions, LLC. This security interest was subordinated to that of a certain bank providing a pre-existing credit facility to Diamond Sports. Three of the principal officer/director stockholders of Diamond Sports pledged all of their shares of capital stock of Diamond Sports to John Thomas B.O.F. as security for the Company’s obligations under the Promissory Note.

On September 9, 2008, the Company also entered into a Securities Purchase Agreement (“SPA”) with Diamond Sports. Under the terms of the SPA, the Company provided net proceeds of $338,838 in bridge financing to Diamond Sports (“Bridge Financing”) in connection with a contemplated merger between the Company and Diamond Sports (the “Merger”), and to assist Diamond Sports in meeting its working capital requirements. The Bridge Financing is evidenced by an Unsecured Bridge Loan Promissory Note (“Bridge Note”) in the amount of $500,000 from Diamond Sports to the Company.

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

NOTE 6 – OTHER RECEIVABLES

At December 31, 2010, the Company had other receivables of $66,367 resulting from the Company’s advancement of funds to an unrelated party that shares office space with the Company and for amounts due the Company as reimbursement by the unrelated party for shared office expenses. These receivables are not collateralized, are interest free and are due on demand. The Company established an allowance for doubtful accounts at December 31, 2010 of $66,367, based upon its assessment that the $66,367 receivable is uncollectible.  The Company had no other receivables outstanding at December 31, 2009 and November 30, 2009.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

In June 2010, the Company entered into a Put and Call Option Agreement (the “Kolar Option”) with Grafton Resource Investments Ltd. (“Grafton”).  Pursuant to the Kolar Option, the Company paid £680,000 (or $1,027,276) to subscribe for (1) a Convertible Loan Note  (the “Kolar Note”) of Kolar Gold Plc (“Kolar”), an English Company, in the principal amount of £680,000, which was convertible into “B” ordinary shares of Kolar (the “Kolar Shares”) at a conversion price of £0.25 per share and (2) 18 month warrants (“Warrants”) to purchase up to 2,720,000 Kolar Shares at an exercise price of £0.30 per share.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE (continued)

In August 2010, the Company entered into a Deed of Variation to the Kolar Option (the “Kolar Amendment”), which altered the Company’s rights under the Kolar Option. Prior to the Kolar Amendment, the Kolar Option provided the Company the right, exercisable within the 90 days following Kolar’s issuance of the Kolar Note, to acquire 7,160,000 Kolar Shares owned by Grafton (the “Existing Shares”) for consideration consisting of (1) $6,000,000 in cash and (2) newly issued shares of the Company’s common stock valued at $6,000,000, based on the price the Company sold its common stock in its next private placement or, if the Company did not consummate a private placement by September 30, 2010, then based on the weighted average market price of the Company’s common stock over a specified period.  As revised by the Kolar Amendment, the Company had the right (the “New Call Option”), exercisable within a 90 day period commencing on August 16, 2010 (the “New Exercise Period”), to acquire Grafton’s entire shareholding and share interests in Kolar, comprising the Existing Shares and any additional Kolar Shares that Grafton may subscribe for or otherwise acquire rights to up to a maximum total of 16,535,000 Kolar Shares.

The exercise price under the Call Option consisted of:  (1) 2.11 shares of our common stock for each Kolar Share purchased under the New Call Option; (2) 18-month warrants having an exercise price of $0.75 per whole share to purchase 0.45154 shares of the Company’s common stock for each Kolar Share purchased under the New Call Option; and (3) 18-month warrants having an exercise price of $0.90 per whole share to purchase 0.45154 shares of the Company’s common stock for each Kolar Share purchased under the New Call Option.

The Kolar Option also provided the Company with the right (the “Put Option”), exercisable during the Initial Exercise Period, to require Grafton to purchase the Company’s entire right and interest in the Kolar Note and Warrants for an aggregate cash purchase price of £680,000 (payable in Sterling or U.S. Dollars, at the prevailing spot conversion rate, at Grafton’s election).  The Kolar Amendment gave the Company the right to exercise this Put Option at any time during the New Exercise Period.

In November 2010, the Company exercised the Put Option and required Grafton to purchase its entire right and interest in the Kolar Note and Warrants and return the £680,000 the Company paid for them. On November 30, 2010, Grafton paid £680,000 ($1,059,100 based on the November 30, 2010 exchange rate) to the Company.

Grafton owns 2,000,000 shares (or approximately 2.3%) of the Company’s outstanding common stock.  David Cather, a member of the Company’s Board of Directors, is a retained consultant to Grafton.  Craig Niven, a member of the Company’s Board of Directors, is a director of and 48% shareholder in Arlington Group Asset Management Limited, which is the Investment Manager of the Arlington Special Situations Fund Limited. Arlington Special Situations Fund Limited previously owned $2,000,000 face amount of the Kolar Note issued by Grafton. Grafton is also the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

NOTE 8 – HEMCO OPTION - ACQUISITION COSTS

On November 30, 2010, the Company entered into an agreement, referred to as the “Hemco Option Agreement”, with N.C.G.A. Project Acquisition Corp. (“NCGA”), controlled by certain of the Company’s minority shareholders, whereby the Company would, at its option (the “Hemco Option”), be entitled to acquire, and to require NCGA to transfer to the Company, all of the issued shares in RNC (Hemco) Limited (“Hemco”), and all minority interests in certain subsidiaries of Hemco not owned by Hemco (collectively, the “Hemco Assets”).  The Hemco Assets were to be acquired by NCGA pursuant to the terms and conditions of a Share Purchase Agreement, dated as of November 30, 2010 (the “Share Purchase Agreement”), among NCGA and TWL Investments Ltd., Thomas William Lough (“Lough”), James Randall Martin (“Martin”) and Sergio Rios Molina (“Rios” and together with TWL and Martin, “Sellers”).  The Share Purchase Agreement provided that NCGA would acquire from Sellers all of the issued common shares of RNC (Management) Limited, which owns 100% of the interest in Hemco.  Conditional upon the sale, Lough and Martin would also transfer to NCGA for no additional consideration, all of the minority interests not already owned by Hemco in its Nicaraguan subsidiary, Hemco-Nicaragua S.A. (“HemcoNic”). HemcoNic is a private Nicaraguan company which operates the Bonanza gold and silver mine located in Nicaragua, Central America.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 8 – HEMCO OPTION - ACQUISITION COSTS (continued)

The Hemco Option Agreement provided that if the Company exercised the Hemco Option, it would be able to acquire the Hemco Assets from NCGA for $64,750,000, which is equal to the balance of the $65,000,000 purchase price ($250,000 of which had already been paid in the form of a non-refundable deposit) that NCGA would be required to pay to Sellers at the closing of the transactions under the Share Purchase Agreement.   If the Company were to exercise the Hemco Option, the Company was required to, in the future, issue or otherwise make available for issuance 1,000,000 shares of its common stock to be held in trust for employees of Hemco, including Lough, Martin and Rios, and 4,000,000 shares of its common stock for the services of Lough, Martin and Rios pursuant to a management services agreement to be entered into by HemcoNic and MLR (Management) Limited, an entity controlled by Sellers.

As of December 31, 2010, the Hemco Option Agreement was amended (the “Hemco Option Agreement Amendment”). The Hemco Option Agreement Amendment included, among other things, the Company’s consent to NCGA’s entry into Amendment No. 1, dated as of December 31, 2010, to the Share Purchase Agreement (the “Share Purchase Agreement Amendment”). The Share Purchase Agreement Amendment, among other things: extended from December 31, 2010 to February 15, 2011 the date by which the parties to the Share Purchase Agreement may terminate such agreement; inserted as a closing condition that Martin be appointed as a director and a non-executive Chairman with effect from (and subject to) the date of the closing of the Share Purchase Agreement, as amended; included an agreement to pay an additional non-refundable $125,000 upon the execution of the Share Purchase Agreement Amendment and an additional $125,000 upon the closing of the Share Purchase Agreement, as amended; and inserted a covenant that, concurrently with the closing of the Share Purchase Agreement, NCGA would cause HemcoNic to grant to the Sellers a right to receive a deferred consideration payment equal to $1.00 for each ounce of gold established in any category of resource (other than an inferred resource) or reserve in the HemcoNic Non-Mine Concession (as defined in the Share Purchase Agreement Amendment) measured in compliance with a National Instrument 43-101 of the Canadian Securities Administrators resource report, up to a maximum of $5,000,000.

The Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and accordingly, the Company determined not to exercise the Hemco Option. Costs of $893,567 incurred in connection with the Company’s execution of the Hemco Option Agreement and the Hemco Option Agreement Amendment are reflected as general and administrative costs on the Company’s consolidated statement of operations.  The Company recorded $375,000 as impairment expense on the Company’s consolidated statement of operations related to the option payments accrued or made pursuant to the Hemco Option Agreement.  At December 31, 2010, $125,000 of the Hemco option payments remained accrued and is shown as accrued liabilities in the accompanying balance sheet.  The $125,000 was paid on January 4, 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

 Accounts Payable – Related Party

At December 31, 2010, December 31, 2009 and November 30, 2009, the Company owed $65,183, $7,500 and $7,000, respectively, to certain members of its Board of Directors (“Directors”) for director fees and consulting fees and its former CEO for services rendered to the Company as its sole officer and Director through October 2010. During 2010, $7,500 of the payable to the Company’s former CEO was paid on behalf of the Company by a major shareholder and treated as a contribution of capital to the Company. See Note 12.

Advances from shareholder

At December 31, 2010, December 31, 2009 and November 30, 2009, the Company had been advanced $0, $82,405 and $82,405, respectively, by a major shareholder to pay operating expenses. These advances were non-interest bearing. During 2010, these amounts were forgiven by the major shareholder and treated as a contribution of capital to the Company. See Note 12.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Employee receivables

At December 31, 2010, December 31, 2009 and November 30, 2009, the Company had outstanding employee receivables of $1,084, $0 and $0, respectively, related to the Company’s payment of employee payroll taxes on behalf of certain non-officer employees.

Related party receivable

At December 31, 2010, December 31, 2009 and November 30, 2009, the Company had outstanding related party receivables of $5,258, $0 and $0, respectively. The related party receivable is due from Yellowhead Mining, Inc. (“Yellowhead”). A former Director of the Company serves as Yellowhead’s Chief Operating Officer. Yellowhead shared office space with the Company, and the receivables are reimbursement of shared office expenses paid by the Company.

Compensation of officers and directors and consulting fees

From October 2008 to October 2010, director fees of $500 per month were earned by the Company’s former CEO for services performed as an officer and Director. During June 2010, the Company expanded the size of its Board of Directors and elected four additional Directors. Each of the four new Directors received fees for services rendered, either in the form of director fees or consulting fees, dependent upon the services being performed.

Director fees totaled $19,000 and $6,000 for the years ended December 31, 2010 and November 30, 2009, respectively, and $500 for the one month ended December 31, 2009. Consulting fees earned by Directors totaled $229,788 for the year ended December 31, 2010. No consulting fees were payable to Directors prior to June 2010. Consulting fees and director fees payable to Directors are included in general and administrative expense on the consolidated statements of operation.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As of March 2011, the Company no longer leases offices in Vancouver, British Columbia.

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results, or cash flows.

NOTE 11 – TAXES

Federal Income Tax

No provision for federal income taxes has been recognized for the years ended December 31, 2010 and November 30, 2009 and for the one month ended December 31, 2009 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities as of December 31, 2010, December 31, 2009 and November 30, 2009 consisted primarily of deferred tax assets resulting from net operating loss carryforwards of $877,209, $63,770 and $60,877, respectively. At December 31, 2010, the Company provided a full valuation allowance for these net deferred tax assets, as it is more likely than not that these assets will not be realized.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 11 – TAXES (continued)

At December 31, 2010, the Company has net operating loss carryforwards of approximately $2,689,000 for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until the time when they begin to expire in 2027 through 2031, but may be limited in their use due to significant changes in the Company’s ownership. The Company’s effective tax rate differs from the statutory rate of 35% due primarily to the change in valuation allowance and  stock-based compensation. During the years ended December 31, 2010 and November 30, 2009, the Company valuation allowance increased $877,209 and $22,303, respectively, and during the one month period ended December 31, 2009, the Company’s valuation allowance increased $2,893.

The Company’s federal income tax returns for the years ended 2006, 2007, 2008, and 2009 are open to examination. At December 31, 2010, December 31, 2009 and November 30, 2009, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

Goods and Service Tax (“GST”)

Because the Company has more tax credits than taxes collected at December 31, 2010, the Company is due a GST refund of $16,328 from the Canadian taxing authority. As the Company’s Canadian subsidiary, UGMC, was not incorporated until September 2010, there was no GST receivable or payable at December 31, 2009 or November 30, 2009.

NOTE 12 – EQUITY

Common Stock

On March 22, 2010, the Company’s Board of Directors approved a 20 for 1 forward stock split (the “Forward Split”) of the Company’s common stock in the form of a stock dividend. The record date for the Forward Split was April 19, 2010, the payment date was May 7, 2010 and the ex-dividend date was May 10, 2010.  All share and per share information has been retroactively adjusted to reflect the Forward Split.  The par value of the Company’s common stock was unchanged by the Forward Split.

On December 29, 2010, the Company’s stockholders approved an increase in total authorized shares of common stock from 300,000,000 to 1,500,000,000, par value $0.001 per share.

Cancellation Agreement

Pursuant to a Cancellation Agreement, dated May 24, 2010, between the Company and Linda Farrell, its majority stockholder at that time, all 150,200,000 shares of the Company’s common stock held by Ms. Farrell were returned to the Company and cancelled (the “Cancellation”) in exchange for $20,000 cash and reimbursement of legal fees of $1,500. Immediately prior to the Cancellation, Ms. Farrell was the beneficial owner of approximately 67.3% of the Company’s outstanding common stock, accordingly, the Cancellation may be deemed a change in control. The cash and legal fee reimbursement were paid by a Company shareholder on the Company’s behalf and have been treated as contributed capital in the statement of changes in stockholders’ equity (deficit).

Private Placement Completed July 2010

On May 24, 2010, the Company completed the initial closing of a private placement offering (the “Offering”) of shares of the Company’s common stock, at $0.10 per share, to foreign and accredited investors (the “Investors”). The Company sold an aggregate of 23,000,000 shares in the initial closing of the Offering, resulting in gross proceeds of $2,300,000. On June 22, 2010 and June 29, 2010, the Company completed additional interim closings of the Offering, at $0.10 per share, to additional Investors, through which the Company sold 15,000,000 additional shares, resulting in aggregate additional gross proceeds of $1,500,000. The Company incurred closing costs of $42,572 related to the initial and interim sales of 38,000,000 shares pursuant to the Offering, resulting in net proceeds from the Offering of $3,757,428.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 12 – EQUITY (continued)

On July 8, 2010, the Company completed a final closing of the Offering. In the final closing, the Company sold 1,500,000 Shares at $0.10 per share, resulting in gross proceeds of $150,000.

The Company granted registration rights to the Investors in this private placement and filed a registration statement on Form S-1 with the SEC on November 11, 2010, which was declared effective on December 22, 2010. No underwriting discounts or commissions were paid or are payable in connection with the Offering.

The Company was not able to file the registration statement by the date required by the Offering. The Company is obligated to pay liquidated damages of $36,000. As of December 31, 2010, the Company recorded an accrual for liquidated damages of $36,000, which is included in accrued liabilities on the consolidated balance sheet and general and administrative expenses on the consolidated statement of operations. The December 31, 2010 accrual of $36,000 takes into consideration that, during January 2011, shareholders of 17,000,000 shares agreed to waive their right to receive the aforementioned liquidated damages.

Private Placement Completed November 2010

On September 20, 2010, the Company completed an initial closing of a private placement (the “Additional Offering”) in which the Company sold 2,000,000 shares of common stock, at $0.40 per share, for gross proceeds of $800,000.  On October 14, 2010 and November 2, 2010, the Company completed a second closing of the private placement in which the Company sold an additional 1,187,500 shares of common stock, at $0.40 per share, for gross proceeds of $475,000.

The Company granted registration rights to the Investors in this private placement and filed a registration statement on Form S-1 with the SEC on November 11, 2010, which was declared effective on December 22, 2010. No underwriting discounts or commissions were paid or are payable in connection with the Additional Offering.

Capital Contribution

During the twelve months ended December 31, 2010, the Company’s existing stockholders paid certain expenses and accounts payable totaling $167,052 on behalf of the Company.  No shares were issued in exchange for this capital contribution.

Shares for Services

Pursuant to a Consulting Services Agreement and an Advisory Services Agreement, each between the Company and one of two unrelated firms, and each dated as of June 21, 2010 (collectively, the “Professional Services Agreements”), the Company issued, during June 2010, an aggregate of 325,000 shares of common stock as consideration for professional services previously rendered relating to business development and corporate finance. The 325,000 shares issued during June 2010 were valued at $195,000, or $0.60 per share, using the closing price of the Company’s common stock on the date the agreement was executed. The Company recognized non-cash consulting fees of $195,000 during the year ended December 31, 2010 in connection with these issuances.

NOTE 13 – STOCK OPTIONS

In June 2010, the Company amended the 2008 Plan to reduce the number of shares of common stock issuable pursuant to awards granted thereunder to 10,000,000. If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 13 – STOCK OPTIONS (continued)

The Company recognizes the fair value of share-based payments over the vesting periods of the awards. Compensation expense related to options granted totaled $358,841 and $0 for the years ended December 31, 2010 and November 30, 2009, respectively, and $0 for the one month ended December 31, 2009. Measured but unrecognized stock-based compensation expense at December 31, 2010 was $182,726, which is expected to be recognized as expense over a weighted-average period of 1.5 years.

There was no stock option activity prior to January 1, 2010, as there were no stock options granted prior to June 3, 2010. Stock option activity and related information for the year ended December 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-
Granted	8,350,000	$0.20
Exercised	-
Forfeited	1,683,333	$0.20
Outstanding at December 31, 2010	6,666,667	$0.20	$-

Vested at December 31, 2010	2,000,000	$0.20	$-

Exercisable at December 31, 2010	-

Outstanding options had $0 intrinsic value at December 31, 2010, due to the exercise price being greater than the value of the Company’s common stock at December 31, 2010.

On June 3, 2010, the Company granted 8,350,000 non-statutory options to its Directors pursuant to the 2008 Plan. Each option is exercisable for a period of five years commencing three years from the date of grant, subject to prior vesting, and can be exercised for the purchase of one share of our common stock at a price of $0.20 per share. One third of such options vest on each of: the date of grant; the first anniversary of the date of grant; and the second anniversary of the date of grant, provided that the holder is still a Director on the applicable vesting date. The Company determined the fair value of these grants using the Black-Scholes model, with the following assumptions:

Risk free interest rate	2.17%
Volatility factor of the expected market price of the Company’s common stock	146.50%
Expected dividend yield percentage	0.00%
Weighted average expected life	5 years

The Company determined the options qualify as ‘plain vanilla’ under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

Upon the November 2010 resignation of David Rector as an officer and Director of the Company, 233,333 of the 350,000 options granted to Mr. Rector were forfeited. Mr. Rector had until December 2010 to exercise his 116,667 remaining options, but did not notify the Company that he wished to do so and such shares then became available for further awards under the 2008 Plan. On December 28, 2010, Bruce Stewart relinquished 1,333,333 of the 2,000,000 options the Company granted to him in June 2010. Mr. Stewart’s 1,333,333 forfeited options became available for further awards under the 2008 Plan effective as of that date. As of December 31, 2010, 4,666,667 shares remain available for issuance under the 2008 Plan.  See discussion of resignation of Andrew Neale as Director of the Company in Note 15 below.

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 14 – DECEMBER TRANSITION PERIOD COMPARATIVE FINANCIAL INFORMATION

	One Month Ended
	December 31, 2009	December 31, 2008
Income Statement Data:
Revenues	$-	$-
Total expense	(3,160)	(10,744)
Total other income (expense)	-	-
Net loss	$(3,160)	$(10,744)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	200,200,000	200,200,000

NOTE 15 – SUBSEQUENT EVENTS

On January 26, 2011, the Company’s stockholders approved a reverse stock split in a ratio ranging from one-for-five to one-for-fifty of the Company’s issued and outstanding shares of common stock and to effect a reduction in the number of authorized shares of common stock in an amount ranging from 30% to 75% of the current authorized number, in both cases in a ratio and amount to be determined by the Company’s Board of Directors if it determines to proceed with such reverse stock split. The Company’s Board of Directors has recently determined that it will effectuate such reverse stock split in the future.

As discussed in Note 8 above concerning the Hemco Option, the Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and accordingly, the Company determined not to exercise the Hemco Option. The Company determined not to proceed with a private placement of its securities to obtain proceeds that would have been used to acquire the Hemco Assets.

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in the Company's securities cease until the Company has filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the SEC, and the executive director of the BCSC makes an order revoking the Order. The BCSC has asserted that the Company is a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as they allege that the Company's business was directed or administered from British Columbia and the Company's securities are quoted on the OTC Bulletin Board. The Company believes that the Order will not affect trades of the its securities that have no connection to the Province of British Columbia. The Company is currently seeking legal advice in connection with this matter.

On February 28, 2011, Andrew Neale resigned from his position as a member of the Company’s Board of Directors and any committees thereof effective as of that date. During 2010, Mr. Neale was granted 2,000,000 options, of which 666,667 options were fully vested as of Mr. Neale’s resignation date. The 1,333,333 unvested options granted to Mr. Neale were forfeited as of Mr. Neale’s termination date. Mr. Neale had until March 30, 2011 to exercise the remaining 666,667 vested options, but did not notify the Company that he wished to do so and such shares then became available for further issuance pursuant to the 2008 Plan.