Form 10-Q
period 2011-03-31
UNIVERSAL GOLD MINING CORP.
filed 2011-05-16
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number:  333-140900

UNIVERSAL GOLD MINING CORP.
(Exact name of registrant as specified in its charter)
Nevada	20-4856983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Mr. Craig Niven 18 Pall Mall, 2nd Floor London, United Kingdom	SW1Y 5LU
(Address of principal executive offices)	(Zip Code)

702-800-7323
(Registrant’s telephone number, including area code)

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

As of May 13, 2011, there were 93,012,500 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets (Unaudited) as of March 31, 2011 and December 31, 2010	4

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2011 and March 31, 2010 and the period from May 3, 2006 (Inception) through March 31, 2011	5

Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) for the period from May 3, 2006 (Inception) through March 31, 2011	6

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and March 31, 2010 and the period from May 3, 2006 (Inception) through March 31, 2011	8

Notes to Consolidated Financial Statements (Unaudited)	9

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$299,052	$947,153
Employee receivable	-	1,084
Related party receivable	-	5,258
GST refund receivable	21,062	16,328
Prepaid expenses and other current assets	4,967	1,866
Total Current Assets	325,081	971,689

Property and equipment, net	-	3,613
Investment in mining option	2,300,000	2,300,000

Total Assets	$2,625,081	$3,275,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$656,001	$326,228
Accounts payable-related party	60,882	65,183
Accrued liabilities	38,138	258,020
Total Current Liabilities	755,021	649,431

Total Liabilities	755,021	649,431

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010	93,013	93,013
Additional paid-in capital	5,904,877	5,866,408
Other comprehensive income	3,713	2,136
Deficit accumulated in the exploration stage	(4,131,543)	(3,335,686)
Total Stockholders’ Equity	1,870,060	2,625,871

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,625,081	$3,275,302

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		May 3, 2006 (Inception) Through
	March 31, 2011	March 31, 2010	March 31, 2011
Revenues	$-	$-	$-
	-	-	-
Expenses
General and administrative	795,630	25,953	3,780,147
Mineral expenditures	-	-	6,750
Depreciation	198	-	538
Impairment loss (mineral claims and mining option)	-	-	376,410
Total Expenses	795,828	25,953	4,163,845

Other Income (Expense)
Foreign currency exchange gain (loss)	(29)	-	31,637
Interest income	-	-	161,827
Interest expense	-	-	(161,162)
Total Other Income (Expense)	(29)	-	32,302

Net Loss	$(795,857)	$(25,953)	$(4,131,543)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,012,500	200,200,000

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated in the Development	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	Income	(Deficit)
Balance, May 3, 2006 (Inception)	-	$-	$-	$-	$-	$-
Common Stock issued at $0.0025 on 8/4/06	60,000,000	60,000	(52,500)	-	-	7,500
Net loss, May 3, 2006 (Inception) through November 30, 2006	-	-	-	(2,646)	-	(2,646)
Balance, November 30, 2006	60,000,000	$60,000	$(52,500)	$(2,646)	$-	$4,854

Common Stock issued at $0.01 on 3/29/07	31,800,000	31,800	(15,900)	-	-	15,900
Common Stock issued at $0.01 on 4/3/07 through 4/10/07	18,200,000	18,200	(9,100)	-	-	9,100
Net loss, year ended November 30, 2007	-	-	-	(13,355)	-	(13,355)
Balance, November 30, 2007	110,000,000	$110,000	$(77,500)	$(16,001)	$-	$16,499

Common Stock issued on 4/1/08 to director for services rendered	90,200,000	90,200	(45,100)	-	-	45,100
Net loss, year ended November 30, 2008	-	-	-	(97,440)	-	(97,440)
Balance, November 30, 2008	200,200,000	$200,200	$(122,600)	$(113,441)	$-	$(35,841)

Net loss, year ended November 30, 2009	-	-	-	(65,598)	-	(65,598)
Balance, November 30, 2009	200,200,000	$200,200	$(122,600)	$(179,039)	$-	$(101,439)

Net loss, month ended December 31, 2009	-	-	-	(3,160)	-	(3,160)
Balance, December 31, 2009	200,200,000	$200,200	$(122,600)	$(182,199)	$-	$(104,599)

Common Stock cancellation on 5/24/10	(150,200,000)	(150,200)	128,700	-	-	(21,500)
Common Stock issued at $.10 on 5/24/10 to 6/29/10	38,000,000	38,000	3,719,428	-	-	3,757,428
Common Stock issued on 6/21/10 for services rendered	325,000	325	194,675	-	-	195,000
Common Stock issued at $0.10 on 7/8/10	1,500,000	1,500	148,500	-	-	150,000
Common Stock issued at $0.40 on 9/20/10	2,000,000	2,000	798,000	-	-	800,000
Common Stock issued at $0.40 on 10/14/10 through 11/2/10	1,187,500	1,188	473,812	-	-	475,000
Stock-based compensation	-	-	358,841	-	-	358,841
Contributed capital	-	-	167,052	-	-	167,052
Foreign currency translation gain	-	-	-	-	2,136	2,136
Net loss, year ended December 31, 2010	-	-	-	(3,153,487)	-	(3,153,487)
Balance, December 31, 2010	93,012,500	$93,013	$5,866,408	$(3,335,686)	$2,136	$2,625,871

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated in the Development	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	Income	(Deficit)

Stock-based compensation	-	$-	$38,469	$-	$-	$38,469
Foreign currency translation gain	-	-	-	-	1,577	1,577
Net loss, three months ended March 31, 2011	-	-	-	(795,857)	-	(795,857)
Balance, March 31, 2011	93,012,500	$93,013	$5,904,877	$(4,131,543)	$3,713	$1,870,060

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		May 3, 2006 (Inception)
	March 31, 2011	March 31, 2010	Through March 31, 2011
Cash flows from operating activities
Net loss	$(795,857)	$(25,953)	$(4,131,543)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	198	-	538
Stock-based compensation	38,469	-	637,410
Loss on disposal of fixed assets	3,518	-	3,518
Impairment expense (mineral claims and mining options)	-	-	376,410
Accretion of discount on note receivable	-	-	(103,144)
Amortization of deferred financing costs	-	-	103,144
Expenses paid by stockholder	-	500	14,500
Bad debt expense	2,803	-	69,170
Foreign currency exchange (gain)/loss	29	-	(31,637)
Changes in operating assets and liabilities:
Employee receivable	1,069	-	12
Related party receivable	5,185	-	60
Other receivable	(8,064)	-	(91,577)
Prepaid expenses and other current assets	(3,127)	2,500	(2,444)
Accounts payable	330,030	3,740	784,536
Accounts payable – related party	(4,123)	1,000	60,733
Accrued liabilities and expenses	(94,800)	-	40,786
Net cash used in operating activities	(524,670)	(18,213)	(2,269,528)

Cash flows from investing activities
Issuance of note receivable	-	-	(338,838)
Purchases of property and equipment	-	-	(4,045)
Purchase of put and call option/convertible note	-	-	(1,027,276)
Proceeds from exercise of put option on convertible note	-	-	1,059,100
Cash paid for investment in mining option	(125,000)	-	(2,676,410)
Net cash used in investing activities	(125,000)	-	(2,987,469)

Cash flows from financing activities
Advances from stockholder	-	18,213	82,405
Repayment of advance from stockholder	-	-	(82,405)
Issuance of common stock, net of offering costs	-	-	5,214,928
Borrowings on debt, net of costs	-	-	338,838
Net cash provided by financing activities	-	18,213	5,553,766

Effect of exchange rates on cash activities	1,569	-	2,283

Net (Decrease) Increase in Cash	(648,101)	-	299,052
Cash at Beginning of Period	947,153	-	-
Cash at End of Period	$299,052	$-	$299,052

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		May 3, 2006 (Inception)
	March 31, 2011	March 31, 2010	Through March 31, 2011
Supplemental Disclosures
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash Investing and Financing Activities
Assignment of note receivable for satisfaction of note payable	-	500,000	500,000

Contributed capital – payables settled by Stockholder	-	-	145.522
Contributed capital – shares acquired by Stockholder and cancelled	-	-	21,500

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.) (“we,” “Universal” or the “Company”) was incorporated on May 3, 2006 under the laws of the State of Nevada.

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

The Company is an international, exploration stage, gold mining company with its efforts initially focused on Colombia and on what it believes to be under-explored countries. The Company is in the exploration stage and has achieved no operating revenues to date.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented herein, have been made.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 Form 10-K filed with the SEC. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Change in Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covers a period of one month, the Company was not required to file a transition report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Universal Gold Holdings (Cayman) Ltd., (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010.  UGMC ceased operations as of February 2011 and is in the process of being dissolved. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses for the periods presented. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At March 31, 2011 and December 31, 2010, the amounts held in the banks exceeded the insured limit of $250,000.  The Company has not incurred losses related to these deposits.

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

Goods and Services Tax (“GST”) Refund Receivable

The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada.  These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada.  Any sale outside of Canada is not taxed for this purpose.  At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold.  Because the Company has more tax credits than taxes collected, as of March 31, 2011 and December 31, 2010 the Company was due a refund of $21,062 and $16,328, respectively.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives of 5 years. During the three months ended March 31, 2011 and the period from May 3, 2006 (inception) through March 31, 2011, we recognized a loss  of $3,518 on property and equipment held by UGMC, following the closure of UGMC’s offices in Vancouver, British Columbia, which is included in general and administrative expenses on the company’s consolidated statements of operations.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time.  Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Income Taxes

The Company accounts for its income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

FASB ASC Topic 825 – Financial Instruments, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments consist primarily of cash and certain receivables and payables.  The Company believes the carrying value of these financial instruments approximates fair value given their short-term nature.

Earnings (Losses) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of outstanding option grants to employees and directors, which totaled 4,666,667 at March 31, 2011. There were no dilutive securities outstanding at March 31, 2010.

Stock-Based Compensation

The Company’s Board of Directors approved the 2008 Equity Incentive Plan (the “2008 Plan”), under which the Company may issue stock options. The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based upon their estimated fair value as of the date of grant.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the later of either the date of settlement or the most recent intervening balance sheet date. The Company recognized a foreign currency exchange loss of $(29) and $0 during the three months ended March 31, 2011 and 2010, respectively, and a gain of $31,637 for the period from May 3, 2006 (inception) through March 31, 2011.

Other Comprehensive Income

The Company’s other comprehensive income is solely attributable to unrealized gains or losses on foreign currency translation adjustments.

New Accounting Pronouncements

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

The Company does not expect the adoption of this or other new accounting pronouncements to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $4,131,543 since its inception. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – INVESTMENT IN MINING OPTION

On June 4, 2010, the Company made the first payment under an Option Agreement (as amended, the “Option Agreement”), dated as of April 23, 2010, among the Company and Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provides the Company with the right to acquire up to a 50% interest in a 164 hectare gold prospect, which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).

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

The $2,300,000 the Company paid to CVME during June 2010 is included in the consolidated balance sheet at March  31, 2011 and December 31, 2010 as an “Investment in mining option” pending the transfer of the Toldafria Prospect.

NOTE 5 – OTHER RECEIVABLES

At March 31, 2011 and December 31, 2010, the Company had other receivables of $69,170 and $66,367, respectively, resulting from the Company’s advancement of funds to an unrelated party that shares office space with the Company and for amounts due the Company as reimbursement by the unrelated party for shared office expenses. These receivables are not collateralized, are interest free and are due on demand. The Company established an allowance for doubtful accounts at March 31, 2011 and December 31, 2010 of $69,170 and $66,367, respectively, based upon its assessment that these receivables are uncollectible.  The Company had no other third party receivables outstanding at March 31, 2011 and December 31, 2010.

NOTE 6 – HEMCO OPTION - ACQUISITION COSTS

On November 30, 2010, the Company entered into an agreement, referred to as the “Hemco Option Agreement”, with N.C.G.A. Project Acquisition Corp. (“NCGA”), an entity controlled by certain of the Company’s minority shareholders, whereby the Company would, at its option (the “Hemco Option”), be entitled to acquire, and to require NCGA to transfer to the Company, all of the issued shares in RNC (Hemco) Limited (“Hemco”), and all minority interests in certain subsidiaries of Hemco not owned by Hemco (collectively, the “Hemco Assets”).  The Hemco Assets were to be acquired by NCGA pursuant to the terms and conditions of a Share Purchase Agreement, dated as of November 30, 2010 (the “Share Purchase Agreement”), among NCGA and TWL Investments Ltd., Thomas William Lough (“Lough”), James Randall Martin (“Martin”) and Sergio Rios Molina (“Rios” and together with TWL and Martin, “Sellers”).  The Share Purchase Agreement provided that NCGA would acquire from Sellers all of the issued common shares of RNC (Management) Limited, which owns 100% of the interest in Hemco.  Conditional upon the sale, Lough and Martin would also transfer to NCGA for no additional consideration, all of the minority interests not already owned by Hemco in its Nicaraguan subsidiary, Hemco-Nicaragua S.A. (“HemcoNic”). HemcoNic is a private Nicaraguan company which operates the Bonanza gold and silver mine located in Nicaragua, Central America.

The Hemco Option Agreement provided that if the Company exercised the Hemco Option, it would, among other things, be able to acquire the Hemco Assets from NCGA for $64,750,000, which was equal to the balance of the $65,000,000 purchase price ($250,000 of which had already been paid in the form of a non-refundable deposit) that NCGA would be required to pay to Sellers at the closing of the transactions under the Share Purchase Agreement.

As of December 31, 2010, the Hemco Option Agreement was amended (the “Hemco Option Agreement Amendment”). The Hemco Option Agreement Amendment included, among other things, the Company’s consent to NCGA’s entry into Amendment No. 1, dated as of December 31, 2010, to the Share Purchase Agreement (the “Share Purchase Agreement Amendment”). The Share Purchase Agreement Amendment, among other things: extended from December 31, 2010 to February 15, 2011 the date by which the parties to the Share Purchase Agreement were permitted to terminate such agreement; and included an agreement to pay an additional non-refundable $125,000 upon the execution of the Share Purchase Agreement Amendment and an additional $125,000 upon the closing of the Share Purchase Agreement, as amended.  The non-refundable $125,000 was paid on January 4, 2011.

The Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and, accordingly, the Company determined not to exercise the Hemco Option.  The Company determined not to proceed with a private placement of its securities to obtain proceeds that would have been used to acquire the Hemco Assets.  As of March 31, 2011, the Company incurred total costs and impairment expense of $1,656,980, of which $388,413 and $0 costs were incurred during the three months ended March 31, 2011 and 2010, respectively, in connection with the Company’s execution of the Hemco Option Agreement and the Hemco Option Agreement Amendment and its efforts to raise the funding necessary to exercise the Hemco Option.  The costs are included in general and administrative expenses on the Company’s consolidated statements of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

At March 31, 2011 and December 31, 2010, the Company owed $60,882 and $65,183, respectively, to certain members of its Board of Directors (“Directors”) for director fees and consulting fees.

Employee receivables

At March 31, 2011 and December 31, 2010, the Company had outstanding employee receivables of $0 and $1,084, respectively, related to the Company’s payment of employee payroll taxes on behalf of certain non-officer employees.

Related party receivable

At March 31, 2011 and December 31, 2010, the Company had outstanding related party receivables of $0 and $5,258, respectively. The related party receivable at December 31, 2010 was due from Yellowhead Mining, Inc. (“Yellowhead”). A former Director of the Company serves as Yellowhead’s Chief Operating Officer. Yellowhead shared office space with the Company, and the receivables are reimbursement of shared office expenses paid by the Company.

Compensation of director’s fees

Director fees totaled $6,000 and $500 for the three months ended March 31, 2011 and 2010, respectively, and $70,100 for the period from May 3, 2006 (inception) through March 31, 2011. Director fees are included in general and administrative expense on the consolidated statements of operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Space

As of March 2011, the Company no longer leases offices in Vancouver, British Columbia.

Litigation

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results or cash flows.

NOTE 9 – PROVISION FOR INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2011 and 2010 and for the period from May 3, 2006 (inception) through March 31, 2011 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010 consisted primarily of deferred tax assets resulting from net operating loss carryforwards of $1,147,800 and $877,209, respectively. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. The Company’s effective tax rate differs from the statutory rate due to a $278,550 increase in the valuation allowance for the three months ended March 31, 2011.

NOTE 10 – STOCK OPTIONS

The Company has an equity incentive plan (the “2008 Plan”) that currently allows for equity awards to employees and directors and, in certain instances, consultants covering up to 10,000,000 shares of common stock. If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

The Company recognizes the fair value of share-based payments over the vesting periods of the awards. Compensation expense related to options granted totaled $38,469 and $0 for the three months ended March 31, 2011 and 2010, respectively, and $637,410 for the period from May 3, 2006 (inception) through March 31, 2011. Measured but unrecognized stock-based compensation expense at March 31, 2011 was $144,258, which is expected to be recognized as expense over a weighted-average period of 1.25 years.

Stock option activity and related information for the three months ended March 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,666,667	$0.20	$-
Granted	-
Exercised	-
Forfeited	2,000,000	$0.20
Outstanding at March 31, 2011	4,666,667		$-

Vested at March 31, 2011	2,000,000	$0.20	$-

Exercisable at March 31, 2011	-

Outstanding options had $0 intrinsic value at March 31, 2011 and December 31, 2010, due to the exercise price being greater than the value of the Company’s common stock at March 31, 2011 and December 31, 2010.

On February 28, 2011, Andrew Neale resigned from his position as a member of the Company’s Board of Directors and any committees thereof effective as of that date. During 2010, Mr. Neale was granted 2,000,000 options, of which 666,667 options were fully vested as of Mr. Neale’s resignation date. The 1,333,333 unvested options granted to Mr. Neale were forfeited as of Mr. Neale’s termination date. Mr. Neale had until March 30, 2011 to exercise the remaining 666,667 vested options, but did not notify the Company that he wished to do so and such shares then became available for further issuance pursuant to the 2008 Plan.  As of March 31, 2011, 5,333,333 shares remain available for issuance under the 2008 Plan.

NOTE 11 – SUBSEQUENT EVENT

The Company is in the process of dissolving its wholly-owned subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010.  It expects this subsidiary to be dissolved during 2011.

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q and there are no other material subsequent events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this quarterly report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “will,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this quarterly report on Form 10-Q appears in the section captioned “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Plan of Operation

We are an international, exploration stage gold mining exploration and production company focusing our initial operations in Colombia. We have achieved no operating revenues to date. In April 2010, we entered into the Toldafria Option Agreement, as amended, which gives us the right to acquire up to a 50% interest in a Colombian gold prospect (see “– Toldafria Prospect”). In November 2010, we entered into the Hemco Option Agreement, as amended, which gave us the right to acquire all of the issued shares in RNC (Hemco) Limited, which, through its Hemco Nicaragua S.A. subsidiary, operates the Bonanza gold and silver mine located in Nicaragua, Central America. In February 2011, we determined not to exercise the option pursuant to the Hemco Option Agreement. (See “Financial Statements—Note 6—Hemco Option”).

In the course of our development activities, we have sustained losses and expect such losses to continue unless and until we can achieve net operating revenues.  We expect to finance our operations primarily through our existing cash and future financings. However, substantial doubt exists about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financings, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our planned operations would be materially negatively impacted.  Our ability to complete additional financings is dependent on the state of the debt and equity markets at the time of any proposed financing, and such market’s reception of us and the financing terms. In addition, our ability to complete a financing may be dependent on the status of our business activities, which cannot be predicted.

We were incorporated under the name Rite Time Mining, Inc. in the State of Nevada on May 3, 2006, to engage in the acquisition, exploration and development of mineral deposits and reserves. We were unsuccessful in this area and subsequently determined to engage in the business of operating an independent, minor league baseball league. In connection therewith, on April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008, and effective on May 6, 2008, as a result of which each share of our common stock then issued and outstanding converted into two shares of our common stock. All share amounts have been retroactively restated for such stock split. On March 22, 2010, our Board of Directors approved a 20 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was April 19, 2010, and the payment date and the ex-dividend date were May 7, 2010, and May 10, 2010, respectively. All share amounts have been retroactively restated for this stock split as well.

The Company conducts its operations through its wholly-owned subsidiaries, Universal Gold Holdings (Cayman) Ltd., (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010.  UGMC ceased operations as of February 2011 and is in the process of being dissolved

Change in Fiscal Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covers a period of one month, the Company was not required to file a transition report.

Toldafria Prospect

The following summary of the material terms of the Toldafria Option Agreement and the Toldafria Option Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful.  For more complete information, you should read each of the Toldafria Option Agreement and the Toldafria Option Agreement Amendment, each of which is referenced as an exhibit to this quarterly report on Form 10-Q.

In June 2010, our wholly-owned subsidiary, UGH made the first payment under an Option Agreement (as amended, the “Toldafria Option Agreement”), dated as of April 23, 2010, among Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly-owned Colombian subsidiary (collectively, “CVME”) and UGH.  The Toldafria Option Agreement provides us with the right to acquire, through UGH, up to a 50% interest in a 164 hectare gold prospect (licence GEWM-12), which is located approximately 10 kilometers south-east of the city of Manizales in Colombia (the “Toldafria Prospect”).  On June 4, 2010, UGH and CVME entered into an amendment to the Toldafria Option Agreement (the “Toldafria Option Agreement Amendment”) which included a bring-down of representations and warranties made by CVME in the Toldafria Option Agreement.

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

CVME has contracted to acquire the Toldafria Prospect from the person believed to be the registered owner thereof pursuant to a purchase agreement to which we are not a party (the “Toldafria Purchase Agreement”).   CVME’s success in recording the transfer of the Toldafria Prospect, and therefore our earning of the interest therein, is contingent upon, among other things, approval of the relevant Colombian government authorities. In the event that CVME is not ultimately successful in meeting its obligations or recording the transfer of the Toldafria Prospect free of encumbrances pursuant to the Toldafria Purchase Agreement, CVME may not be able to deliver to us any property interests in the Toldafria Prospect that we earn pursuant to the Toldafria Option Agreement and we would lose our investment.

The Toldafria Option Agreement provides that CVME will carry out prospecting, exploration, development or other work approved by the Technical Committee as the operator on the Toldafria Prospect, and CVME will receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

The Toldafria Option Agreement provides for certain mechanisms by which CVME may, after the end of the third year of the Toldafria Option Agreement elect to (1) acquire shares of our common stock in exchange for CVME’s interest in the Toldafria Prospect at market based valuations, or (2) form a separate joint venture corporation that will hold both CVME’s and our interest in the Toldafria Prospect, and operate pursuant to a shareholders’ agreement to be entered into at such time.

Hemco Option

The following summary of the material terms of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful.  For more complete information, you should read each of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment, each of which is  referenced as an exhibit to this quarterly report on Form 10-Q.

We entered into an option agreement effective as of November 30, 2010 (the “Hemco Option Agreement”), with N.C.G.A. Project Acquisition Corp., a Cayman Islands corporation (“NCGA”), an entity controlled by certain of our minority shareholders, whereby we would, at our option (the “Hemco Option”), be entitled to acquire, and to require NCGA to transfer to us, all of the issued shares in RNC (Hemco) Limited (“Hemco”), and all minority interests in certain subsidiaries of Hemco not owned by Hemco (collectively, the “Hemco Assets”).  The Hemco Assets were to be acquired by NCGA pursuant to the terms and conditions of a Share Purchase Agreement, dated as of November 30, 2010 (the “Share Purchase Agreement”), among NCGA, TWL Investments Ltd. (“TWL”), Thomas William Lough (“Lough”), James Randall Martin (“Martin”) and Sergio Rios Molina (“Rios” and together with TWL and Martin, “Sellers”).  The Share Purchase Agreement provided that NCGA would acquire from Sellers all of the issued common shares of RNC (Management) Limited, which owns 100% of the interest in Hemco.  Conditional upon the sale, Lough and Martin would also transfer to NCGA for no additional consideration, all of the minority interests not already owned by Hemco in its Nicaraguan subsidiary, Hemco-Nicaragua S.A. (“HemcoNic”). HemcoNic is a private Nicaraguan company which operates the Bonanza gold and silver mine located in Nicaragua, Central America.

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

The Share Purchase Agreement Amendment, among other things:

•
extended from December 31, 2010 to February 15, 2011 the date by which the parties to the Share Purchase Agreement were permitted to terminate such agreement if the closing of such agreement did not occur on or before such date; and

•
included an agreement to pay an additional $125,000 upon the execution of the Share Purchase Agreement Amendment and an additional $125,000 upon the closing of the Share Purchase Agreement, as amended.

The Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and, accordingly, we determined not to exercise the Hemco Option and expensed all the associated costs and option payments.

Recent Developments

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

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we have filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the SEC, and the executive director of the BCSC makes an order revoking the Order. The BCSC has asserted that we are a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as they allege that our business was directed or administered from British Columbia and our securities are quoted on the OTC Bulletin Board. We believe that the Order will not affect trades of our securities that have no connection to the Province of British Columbia. The company has ceased all operations in Canada as of February 2011 and is in the process of dissolving its wholly owned Subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010. We are currently seeking legal advice in connection with additional steps to address the Order.

On February 28, 2011, Andrew Neale resigned from his position as member of our Board of Directors and any committees thereof effective as of that date.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

We have had no revenues since our inception.

Expenses

Total operating expenses increased $769,875, or 2,966%, to $795,828 for the three months ended March 31, 2011, as compared to $25,953 for the three months ended March 31, 2010. This overall increase is primarily due to an increase in general and administrative expenses of $769,677 related to the terminated Hemco transaction (discussed above) which resulted in increased acquisition costs, consulting fees, stock compensation, accounting and legal fees, travel costs, personnel costs and office expenses.  We also incurred higher directors’ fees and other general and administrative costs during the 2011 period due to our increase in business activity.

We recognized foreign currency exchange loss of $29 for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010.

Net Loss

We incurred net losses for the three months ended March 31, 2011 of $795,857, compared to net losses for the three months ended March 31, 2010 of $25,953. The increase in net loss for the three months ended March 31, 2011 was directly attributable to increased expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, our cash and cash equivalents balance was $299,052 and $947,153, respectively.  During the quarter ended March 31, 2011, cash used in operations totaled $774,659 versus cash used in operations of $18,713 in the equivalent 2010 period.  The increase in cash used in operations was primarily due to costs incurred in the terminated Hemco transaction.  During the quarter ended March 31, 2011, cash used in investing activities totaled $125,000, which represents the additional $125,000 paid in January 2011 upon the execution of the Share Purchase Agreement Amendment.  We did not have any cash from financing activities during the quarter ended March 31, 2011.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations, make anticipated future payments of $5,700,000 pursuant to the Toldafria Option Agreement and to continue as a going concern. We have not generated any cash flow from operations since inception and currently have no revenue from operations. As of March 31, 2011, we have incurred cumulative net losses of $795,857 since December 31, 2010 and require additional capital for our contemplated operational and acquisition activities to take place. Our ability to raise additional capital through future issuances of our common stock is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If we do not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Recent Accounting Pronouncements

The Company has review recently issued accounting standards, none of which are expected to have a material impact on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the interim chief executive officer and interim chief financial officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our interim chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee.  Based on the evaluation described above, our interim chief executive officer and interim chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Officers’ Certifications

Appearing as exhibits to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The agreements included as exhibits to this quarterly report on Form 10-Q are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this quarterly report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are filed as part of (or are furnished with, as indicated below) this quarterly report on Form 10-Q or, where indicated, were heretofore filed and are hereby incorporated by reference.

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

3.4*	Amended and Restated Bylaws of Registrant (Previously filed on March 31, 2011 as exhibit 3.4 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

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

10.17*	Form of Indemnification Agreement (Previously filed on January 28, 2011 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

14.1*	Code of Ethics (Previously filed on March 2, 2009 as exhibit 14.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

31.1**	Rule 13a-14(d) / 15d-14(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(d) / 15d-14(a) Certification of Chief Financial Officer

32.1**§	Rule 1350 Certification of Chief Executive Officer

32.2**§	Rule 1350 Certification of Chief Financial Officer

*	Previously filed and incorporated by reference.
**	Filed herewith

§  This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL GOLD MINING CORP.

Dated: May 16, 2011	By:	/s/ David Cather
Name: David Cather
Title: Interim Chief Executive Officer

Dated: May 16, 2011	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Financial Officer and Assistant Secretary