Form 10-Q
period 2011-06-30
UNIVERSAL GOLD MINING CORP.
filed 2011-08-09
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of August 8, 2011, there were 93,012,500 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and June 30, 2010 and the period from May 3, 2006 (Inception) through June 30, 2011	5

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and June 30, 2010 and the period from May 3, 2006 (Inception) through June 30, 2011	6

Notes to Consolidated Financial Statements (Unaudited)	7

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$525,213	$947,153
Marketable securities – available for sale	716,660	-
Employee receivable	-	1,084
Related party receivable	-	5,258
Goods and Services tax refund receivable	15,398	16,328
Prepaid expenses and other current assets	-	1,866
Total Current Assets	1,257,271	971,689

Property and equipment, net	-	3,613
Investment in mining option	-	2,300,000

Total Assets	$1,257,271	$3,275,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$80,806	$326,228
Accounts payable-related party	12,174	65,183
Accrued liabilities	38,084	258,020
Total Current Liabilities	131,064	649,431

Total Liabilities	131,064	649,431

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010	93,013	93,013
Additional paid-in capital	5,933,729	5,866,408
Other comprehensive income (loss)	(17,281)	2,136
Deficit accumulated in the exploration stage	(4,883,254)	(3,335,686)
Total Stockholders’ Equity	1,126,207	2,625,871

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,257,271	$3,275,302

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		May 3, 2006 (Inception) Through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-
Expenses
General and administrative	89,422	652,823	885,052	679,776	3,869,569
Mineral expenditures	-	-	-	-	6,750
Depreciation	-	-	198	-	538
Loss on sale of mining option	660,015	-	660,015	-	660,015
Impairment loss (mineral claims and mining option)	-	-	-	-	376,410
Total Expenses	749,437	653,823	1,545,265	679,776	4,913,282

Other Income (Expense)
Foreign currency exchange gain (loss)	(2,274)	-	(2,303)	-	29,363
Interest income	-	212	-	212	161,827
Interest expense	-	-	-	-	(161,162)
Total Other Income (Expense)	(2,274)	212	(2,303)	212	30,028

Net Loss	$(751,711)	$(653,611)	$(1,547,568)	$(679,564)	$(4,883,254)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,012,500	154,105,833	93,012,500	176,662,155

See notes to unaudited consolidated financial statements

 Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		May 3, 2006 (Inception) Through
	June 30, 2011	June 30, 2010	June 30, 2011
Cash flows from operating activities

Net loss	$(1,547,568)	$(679,564)	$(4,883,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198	-	538
Stock-based compensation	67,321	435,910	666,262
Loss on disposal of fixed assets	3,518	-	3,518
Loss on sale of mining option	660,015	-	660,015
Impairment expense (mineral claims and mining options)	-	-	375,000
Accretion of discount on note receivable	-	-	(103,144)
Amortization of deferred financing costs	-	-	103,144
Expenses paid by stockholder	-	14,500	14,500
Bad debt expense	2,803	-	69,170
Foreign currency exchange (gain)/loss	2,303	-	(29,363)
Changes in operating assets and liabilities:
Employee receivable	1,057	-	-
Related party receivable	5,125	-	-
Other receivable	(2,265)	-	(85,778)
Prepaid expenses and other current assets	1,866	2,500	2,505
Accounts payable	(245,359)	210,448	209,147
Accounts payable – related party	(52,702)	(7,500)	12,154
Accrued liabilities and expenses	(94,803)	-	40,783
Net cash used in operating activities	(1,198,491)	(23,706)	(2,944,803)

Cash flows from investing activities
Issuance of note receivable	-	-	(338,838)
Purchases of property and equipment	-	-	(4,045)
Proceeds from sale of mining option	902,035	-	902,035
Purchase of put and call option/convertible note	-	(1,027,276)	(1,027,276)
Proceeds from exercise of put option on convertible note	-	-	1,059,100
Cash paid for investment in mining option	(125,000)	(2,300,000)	(2,675,000)
Net cash provided (used) in investing activities	777,035	(3,327,276)	(2,084,024)

Cash flows from financing activities
Advances from stockholder	-	-	82,405
Repayment of advance from stockholder	-	(82,405)	(82,405)
Issuance of common stock, net of offering costs	-	3,757,428	5,214,928
Borrowings on debt, net of costs	-	-	338,838
Net cash provided by financing activities	-	3,675,023	5,553,766

Effect of exchange rates on cash activities	(484)	-	274

Net (Decrease) Increase in Cash	(421,940)	324,041	525,213
Cash at Beginning of Period	947,153	-	-
Cash at End of Period	$525,213	$324,041	$525,213

Supplemental Disclosures
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Assignment of note receivable for satisfaction of note payable	$-	$500,000	$500,00
Discount on note receivable	$-	$-	$161,162
Contributed capital – payables settled by Stockholder	$-	$131,052	$145,522
Contributed capital – shares acquired by Stockholder and cancelled	$-	$21,500	$21,500
Investment in miming option- accrued and impaired	$-	$-	$125,000
Receipt of marketable securities in sale of mining option	$737,950	$-	$737,950
Change in unrealized loss on marketable securities	$(21,290)	$-	$21,290

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

On April 14, 2008, the Company filed Amended and Restated Articles of Incorporation changing its name from Rite Time Mining, Corp. to Federal Sports & Entertainment, Inc. to reflect the Company’s decision to engage in the business of acquiring and operating an independent, minor league baseball league. The Company was unsuccessful in this endeavour.

On April 9, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name from Federal Sports & Entertainment, Inc. to Universal Gold Mining Corp. and determined to shift its focus to the acquisition, exploration and development of gold mining deposits.

The Company is an exploration stage, gold mining company with its efforts initially focused on what it believes to be under-explored countries. The Company is in the exploration stage and has achieved no operating revenues to date.

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

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Change in Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covered a period of one month, the Company was not required to file a transition report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010.  UGMC ceased operations as of February 2011 and is in the process of being dissolved. All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013.  At June 30, 2011, the amounts held in banks exceeded the insured limit by $275,213. The Company has not incurred losses related to these deposits.

Marketable Securities

Marketable securities consist of equity securities, available for sale, which are publicly traded on national exchanges.  At June 30, 2011, marketable securities consisted entirely of shares in Rio Novo Gold Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”).  For further information, see Note 4.

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

Goods and Services Tax Refund Receivable

The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada.  These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada.  Any sale outside of Canada is not taxed for this purpose.  At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold.  Because the Company has more tax credits than taxes collected, as of June 30, 2011 and December 31, 2010, the Company was due a refund of $15,398 and $16,328, respectively.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives of five years. During the six months ended June 30, 2011 and the period from May 3, 2006 (Inception) through June 30, 2011, we recognized a loss of $3,518, respectively, on property and equipment held by UGMC, following the closure of UGMC’s offices in Vancouver, British Columbia, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

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

Fair Value Measurements

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of cash, marketable securities traded on national exchanges, accounts receivable and accounts payable.  The Company believes the carrying value of its cash, accounts receivable and accounts payable approximate fair value because of the short-term nature or maturity of the instruments.

Earnings (Loss) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of outstanding option grants to employees and directors and contained an exercise price that was greater than the value of the Company's common stock at June 30, 2011.

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

Foreign currency exchange transactions are recorded using the exchange rate at the later of either the date of settlement or the most recent intervening balance sheet date. The Company recognized a foreign currency exchange net loss $2,274 and $0 during the three months ended June 30, 2011 and 2010, respectively, a net loss of $2,303 and $0 during the six months ended June 30, 2011 and 2010, respectively, and a net gain of $29,363 for the period from May 3, 2006 (Inception) through June 30, 2011.

Other Comprehensive Income

The Company’s other comprehensive income is attributable to unrealized gains or losses on foreign currency translation adjustments and change in fair value of marketable securities available for sale. During the three and six months ended June 30, 2011, the Company recognized an increase in unrealized net losses on marketable securities of $21,290 for the three and six months ended June 30, 2011, and a net gain on foreign currency translation of $296 and $1,873, respectively, during the same periods. During the three and six months ended June 30, 2010, the Company recognized no unrealized gains or losses on foreign currency translation adjustments or changes in fair value of marketable securities. During the period from May 3, 2006 (Inception) through June 30, 2011, the Company recognized an increase in unrealized net losses on marketable securities of $21,290 and a net gain on foreign currency translation of $4,009.

New Accounting Pronouncements

In December 2010, the FASB issued FASB ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

The Company does not expect that the adoption of this or other new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $4,883,254 since its inception. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – INVESTMENT IN MINING OPTION

On June 4, 2010, the Company made the first payment under an Option Agreement (as amended, the “Option Agreement”), dated as of April 23, 2010, among the Company and Core Values Mining & Exploration Company, a Cayman Islands corporation (“CVMEC”), and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provided the Company with the right to acquire up to a 50% interest in a 164 hectare gold prospect, which is located approximately 10 kilometers southeast of the city of Manizales in Colombia (the “Toldafria Prospect”).

The Option Agreement provided that the Company may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Option Agreement, by paying $2,300,000 on or prior to June 4, 2010, which the Company paid. The Company had the opportunity to earn an additional 15% interest in the Toldafria Prospect at the end of the second year (June 2011), by paying $2,650,000 within 30 business days after completion of the first year. Finally, the Company had the opportunity to earn a further 10% interest in the Toldafria Prospect at the end of the third year (June 2012), by paying an additional $3,050,000 within 30 business days after completion of the second year, for a total of $8,000,000 under the Option Agreement.

CVME contracted to acquire the Toldafria Prospect from the person believed to be the registered owner thereof pursuant to a purchase agreement to which the Company was not a party (the “Toldafria Purchase Agreement”).  CVME’s success in recording the transfer of the Toldafria Prospect, and therefore the Company’s earning of the interest therein, was contingent upon, among other things, approval of the relevant Colombian government authorities.

The Option Agreement provided that CVME carry out prospecting, exploration, development or other work as the operator on the Toldafria Prospect and CVME  would receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

The Option Agreement provided for certain mechanisms by which CVME may, after the end of the third year of the Option Agreement, elect to (1) acquire shares of the Company’s common stock in exchange for CVME’s interest in the Toldafria Prospect at market based valuations, or (2) form a separate joint venture corporation that would hold both CVME’s and the Company’s interests in the Toldafria Prospect, and operate pursuant to an agreement to be entered into at such time.

In May 2011, UGH entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Rio Novo. Pursuant to the Asset Purchase Agreement, UGH sold to Rio Novo all of its rights, title and interest in the Option Agreement, and all its interest in the Toldafria Prospect.

In connection with the sale of the rights, title and interest in the Option Agreement, Rio Novo paid to UGH a total amount of $902,035, of which $300,000 was paid in cash and $602,035 was settled in cash by way of refunding to UGH an amount in escrow.  Rio Novo also issued to the Company 500,000 of its ordinary shares, valued at $737,950.  Rio Novo has also agreed to deliver to UGH or its designee an additional 766,667 Rio Novo ordinary shares (“Contingent Sales Proceeds”) upon (1) the Caldas State Government Mining Delegation (Colombia) granting a concession, exploitation or exploration right or any renewal or extension of any such existing right to Nestor Gutierrez, CVME, CVMEC, Rio Novo or any of their affiliates in connection with the Toldafria Prospect having a term of not less than 20 years and (2) confirmation by CorpoCaldas (the Caldas State Environment Authority) that the project mineral rights are excluded from the alleged existing Reserva de Foresta Regional covering certain parts of the Toldafria Prospect area so as to allow exploration and mining activities within the area covered by the Toldafria Prospect.  Rio Novo now owns 100% of the Toldafria Prospect.

The Company recognized a loss on the sale of sale of its rights, title and interest in the Option Agreement and its interest in the Toldafria Prospect of $660,015. The Company did not record the Contingent Sales Proceeds as of June 30, 2011 due to uncertainty regarding its ultimate realization. Upon receipt of the Contingent Sales Proceeds, if receipt were to occur, the Company would record the additional shares of Rio Novo at the fair market value as of the date of receipt and reduce the loss recognized on the sale.

NOTE 5 – MARKETABLE SECURITIES AND FAIR VALUE CONSIDERATION

At June 30, 2011, the Company owned marketable securities available for sale, consisting of 500,000 Rio Novo ordinary shares that are traded on the Toronto Stock Exchange and valued at $716,660.  The Company did not hold any marketable securities at December 31, 2010.

The fair value hierarchy set forth in ASC 820 gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable, therefore, these valuations have the lowest priority.

Financial assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The Company classifies the fair value of its marketable securities as Level 1 instruments, in that the fair value is determined using unadjusted quoted prices on national exchanges. At June 30, 2011, the aggregate Level 1 fair value of the Rio Novo ordinary shares was $716,660. There were no reclassifications between levels during 2011 or 2010.

NOTE 6 – OTHER RECEIVABLES

At June 30, 2011 and December 31, 2010, the Company had other receivables of $0 and $66,367, respectively, resulting from the Company’s advancement of funds to an unrelated party that shared office space with the Company’s Canadian subsidiary and for amounts due the Company as reimbursement by the unrelated party for shared office expenses. These receivables are not collateralized, are interest free and are due on demand. The Company established an allowance for doubtful accounts at December 31, 2010 for the full amount of the receivables, based upon its assessment that these receivables are uncollectible. During the three months ended June 30, 2011 the Company wrote off the full amount of these receivables against the allowance. The Company had no other third party receivables outstanding at June 30, 2011 and December 31, 2010.

NOTE 7 – HEMCO OPTION – ACQUISITION COSTS

On November 30, 2010, the Company entered into an agreement, referred to as the “Hemco Option Agreement,” with N.C.G.A. Project Acquisition Corp. (“NCGA”), an entity controlled by certain of the Company’s minority shareholders, whereby the Company would, at its option (the “Hemco Option”), be entitled to acquire, and to require NCGA to transfer to the Company, all of the issued shares in RNC (Hemco) Limited (“Hemco”), and all minority interests in certain subsidiaries of Hemco not owned by Hemco (collectively, the “Hemco Assets”).  The Hemco Assets were to be acquired by NCGA pursuant to the terms and conditions of a Share Purchase Agreement, dated as of November 30, 2010 (the “Share Purchase Agreement”), among NCGA and TWL Investments Ltd., Thomas William Lough (“Lough”), James Randall Martin (“Martin”) and Sergio Rios Molina (“Rios” and together with TWL and Martin, “Sellers”).  The Share Purchase Agreement provided that NCGA would acquire from Sellers all of the issued common shares of RNC (Management) Limited, which owned 100% of the interest in Hemco.  Conditional upon the sale, Lough and Martin would also transfer to NCGA for no additional consideration, all of the minority interests not already owned by Hemco in its Nicaraguan subsidiary, Hemco-Nicaragua S.A. (“HemcoNic”). HemcoNic is a private Nicaraguan company which operates the Bonanza gold and silver mine located in Nicaragua, Central America.

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

As of December 31, 2010, the Hemco Option Agreement was amended (the “Hemco Option Agreement Amendment”). The Hemco Option Agreement Amendment included, among other things, the Company’s consent to NCGA’s entry into Amendment No. 1, dated as of December 31, 2010, to the Share Purchase Agreement (the “Share Purchase Agreement Amendment”). The Share Purchase Agreement Amendment, among other things: extended from December 31, 2010 to February 15, 2011 the date by which the parties to the Share Purchase Agreement were permitted to terminate such agreement and included an agreement to pay an additional non-refundable $125,000 upon the execution of the Share Purchase Agreement Amendment and an additional $125,000 upon the closing of the Share Purchase Agreement, as amended.  The non-refundable $125,000 was paid on January 4, 2011.

The Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and, accordingly, the Company determined not to exercise the Hemco Option.  The Company determined not to proceed with a private placement of its securities to obtain proceeds that would have been used to acquire the Hemco Assets.  Through June 30, 2011, the Company incurred total costs and impairment expense of $1,622,261, of which $353,694 and $0 costs were incurred during the six months ended June 30, 2011 and 2010, respectively, in connection with the Company’s execution of the Hemco Option Agreement and the Hemco Option Agreement Amendment and its efforts to raise the funding necessary to exercise the Hemco Option.  The costs are included in general and administrative expenses on the Company’s consolidated statements of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

At June 30, 2011 and December 31, 2010, the Company owed $12,174 and $65,183, respectively, to certain members of its Board of Directors (“Directors”) for director fees and consulting fees.

Employee and related party receivables

At December 31, 2010, the Company had outstanding employee receivables of $1,084 related to the Company’s payment of employee payroll taxes on behalf of certain non-officer employees. At December 31, 2010, the Company had outstanding related party receivables of $5,258, due from Yellowhead Mining, Inc. (“Yellowhead”). A former director of the Company serves as Yellowhead’s Chief Operating Officer. Yellowhead shared office space with the Company’s Canadian subsidiary, and the receivables are reimbursement of shared office expenses paid by the Company. The Company had no outstanding employee or related party receivables at June 30, 2011.

Compensation of directors

Director fees totaled $6,174 and $1,500 for the three months ended June 30, 2011 and June 30, 2010, respectively, and $12,174 and $3,000 for the six months ended June 30, 2011 and 2010, respectively. Consulting fees paid to directors totaled $60,000 and $0 for the three months ended June 30, 2011 and June 30, 2010, respectively, and $100,000 and $3,000 for the six months ended June 30, 2011 and 2010, respectively. Director fees and consulting fees paid to directors are included in general and administrative expense on the consolidated statements of operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Space

Since March 2011, the Company no longer leases offices in Vancouver, British Columbia.

Litigation

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results or cash flows.

Liquidated Damages

In connection with the Company’s July 2010 private placement of common shares, the Company granted registration rights to the investors. The Company was not able to file the registration statement by the date required by the private placement and the Company is obligated to pay liquidated damages of $36,000.  As of June 30, 2011 and December 31, 2010, the Company had recorded an accrual for liquidated damages of $36,000, which is included in accrued liabilities.

NOTE 10 – PROVISION FOR INCOME TAXES

No provision for federal income taxes has been recognized for the six months ended June 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at June 30, 2011 and December 31, 2010 totaled a net deferred tax asset of $1,502,009 and $877,209, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. The Company’s effective tax rate differs from the statutory rate due to a $354,209 and $624,800 increase in the valuation allowance for the three and six months ended June 30, 2011, respectively.

NOTE 11 – STOCK OPTIONS

The 2008 Plan currently allows for equity awards to employees and directors, and, in certain instances, consultants, covering up to 10,000,000 shares of common stock. If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

The Company recognizes the fair value of share-based payments over the vesting periods of the awards. Compensation expense related to options granted totaled $67,321 and $240,910 for the six months ended June 30, 2011 and 2010, respectively and $28,852 and $240,910 for the three months ended June 30, 2011 and 2010, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2011 was $115,406, which is expected to be recognized as expense over a weighted-average period of 1.00 year.

Stock option activity and related information for the six months ended June 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,666,667	$0.20	$-
Granted	-
Exercised	-
Forfeited	2,000,000	$0.20
Outstanding at June 30, 2011	4,666,667		$-

Vested at June 30, 2011	3,333,333	$0.20	$-

Exercisable at June 30, 2011	-

Outstanding options had $0 intrinsic value at June 30, 2011 and December 31, 2010, due to the exercise price being greater than the value of the Company’s common stock at June 30, 2011 and December 31, 2010.

On February 28, 2011, Andrew Neale resigned from his position as a member of the Company’s Board of Directors and any committees thereof effective as of that date. During 2010, Mr. Neale was granted 2,000,000 options, of which 666,667 options were fully vested as of Mr. Neale’s resignation date. The 1,333,333 unvested options granted to Mr. Neale were forfeited as of Mr. Neale’s termination date. Mr. Neale had until March 30, 2011 to exercise the remaining 666,667 vested options, but did not notify the Company that he wished to do so and such shares then became available for further issuance pursuant to the 2008 Plan.  As of June 30, 2011, 5,333,333 shares remain available for issuance under the 2008 Plan.

NOTE 12 – SUBSEQUENT EVENT

The Company is in the process of dissolving its wholly owned Canadian subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010.  It expects this subsidiary to be dissolved during 2011.

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q and there are no other material subsequent events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this quarterly report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “will,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this quarterly report on Form 10-Q appears in the section captioned “Risk Factors” in our annual report on Form 10-K filed with the SEC on March 31, 2011.

The following discussion is designed to provide a better understanding of significant trends related to our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Plan of Operation

We are an exploration stage gold mining exploration and production company focusing our initial operations on what we believe to be under-explored countries. We have achieved no operating revenues to date. In April 2010, we entered into the Toldafria Option Agreement, as amended, which gave us the right to acquire up to a 50% interest in a Colombian gold prospect (see “– Toldafria Prospect”). In May 2011, we sold such option to Rio Novo Gold, Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”) (See “Financial Statements—Note 4—Investment in Mining Option”).  In November 2010, we entered into the Hemco Option Agreement, as amended, which gave us the right to acquire all of the issued shares in RNC (Hemco) Limited, which, through its Hemco Nicaragua S.A. subsidiary, operates the Bonanza gold and silver mine located in Nicaragua, Central America. In February 2011, we determined not to exercise the option pursuant to the Hemco Option Agreement. (See “Financial Statements—Note 7—Hemco Option – Acquisition Costs”).

We currently own 500,000 ordinary shares of Rio Novo, an emerging gold company focused on the acquisition, exploration and development of gold mineral resource properties in mineral jurisdictions in South America, whose stock trades on the Toronto Stock Exchange.

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

We were incorporated under the name Rite Time Mining, Inc. in the State of Nevada on May 3, 2006, to engage in the acquisition, exploration and development of mineral deposits and reserves. We were unsuccessful in this area and subsequently determined to engage in the business of operating an independent, minor league baseball league. In connection therewith, on April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008, and effective on May 6, 2008, as a result of which each share of our common stock then issued and outstanding converted into two shares of our common stock. All share amounts have been retroactively restated for such stock split. On March 22, 2010, our Board of Directors approved a 20 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was April 19, 2010, and the payment date and the ex-dividend date were May 7, 2010, and May 10, 2010, respectively. All share amounts have been retroactively restated for this stock split as well.  On December 29, 2010, we increased our authorized capital stock to an aggregate of 1,510,000,000 shares, consisting of 1,500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

The Company conducts its operations through its wholly-owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010.   UGMC ceased operations as of February 2011 and is in the process of being dissolved.

Change in Fiscal Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covers a period of one month, the Company was not required to file a transition report.

Toldafria Prospect

The following summary of the material terms of the Toldafria Option Agreement, the Toldafria Option Agreement Amendment and the Asset Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful.  For more complete information, you should read each of the Toldafria Option Agreement, the Toldafria Option Agreement Amendment and the Asset Purchase Agreement, each of which is referenced as an exhibit to this quarterly report on Form 10-Q.

In June 2010, our wholly-owned subsidiary, UGH made the first payment under an Option Agreement (as amended, the “Toldafria Option Agreement”), dated as of April 23, 2010, among Core Values Mining & Exploration Company, a Cayman Islands corporation, and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”) and UGH.  The Toldafria Option Agreement provided us with the right to acquire, through UGH, up to a 50% interest in a 164 hectare gold prospect (licence GEWM-12), which is located approximately 10 kilometers southeast of the city of Manizales in Colombia (the “Toldafria Prospect”).  On June 4, 2010, UGH and CVME entered into an amendment to the Toldafria Option Agreement (the “Toldafria Option Agreement Amendment”) which included a bring-down of representations and warranties made by CVME in the Toldafria Option Agreement.

The Toldafria Option Agreement, as amended, provided that UGH may earn a 25% interest in the Toldafria Prospect at the end of the first year of the Toldafria Option Agreement, as amended, by paying an aggregate amount of $2,300,000 on or prior to June 4, 2010, which UGH paid.  UGH had the opportunity to earn an additional 15% interest in the Toldafria Prospect at the end of the second year (June 2011), by paying an additional aggregate amount of $2,650,000 within 30 business days after completion of the first year.  Finally, UGH had the opportunity to earn a further 10% interest in the Toldafria Prospect at the end of the third year (June 2012), by paying an additional aggregate amount of $3,050,000 within 30 business days after completion of the second year.  No assurance was given that UGH would have had sufficient capital to pay for the additional interests in the Toldafria Prospect.

CVME contracted to acquire the Toldafria Prospect from the person believed to be the registered owner thereof pursuant to a purchase agreement to which we were not a party (the “Toldafria Purchase Agreement”).

The Toldafria Option Agreement provided that CVME would carry out prospecting, exploration, development or other work approved by a technical committee as the operator on the Toldafria Prospect, and CVME would receive payment of $30,000 per month, out of the funds earmarked for exploration and development activity, for its administrative and overhead costs in such capacity.

CVME’s success in recording the transfer of the Toldafria Prospect was contingent upon, among other things, approval of the relevant Colombian government authorities. In the event that CVME would not be ultimately successful in meeting its obligations or recording the transfer of the Toldafria Prospect free of encumbrances, then the Toldafria Prospect would not have been valuable.

In May 2011, UGH entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Rio Novo. Pursuant to the Asset Purchase Agreement, UGH sold to Rio Novo all of its rights, title and interest in the Option Agreement, and all its interest in the Toldafria Prospect.

In connection with the sale of the rights, title and interest in the Option Agreement, Rio Novo paid to UGH a total amount of $902,035, of which $300,000 was paid in cash and $602,035 was settled in cash by way of refunding to UGH an amount in escrow.  Rio Novo also issued to the Company 500,000 of its ordinary shares.  Rio Novo has also agreed to deliver to UGH or its designee an additional 766,667 Rio Novo ordinary shares upon (1) the Caldas State Government Mining Delegation (Colombia) granting a concession, exploitation or exploration right or any renewal or extension of any such existing right to Nestor Gutierrez, CVME, CVMEC, Rio Novo or any of their affiliates in connection with the Toldafria Prospect having a term of not less than 20 years and (2) confirmation by CorpoCaldas (the Caldas State Environment Authority) that the project mineral rights are excluded from the alleged existing Reserva de Foresta Regional covering certain parts of the Toldafria Prospect area so as to allow exploration and mining activities within the area covered by the Toldafria Prospect.  Rio Novo now owns 100% of the Toldafria Prospect.

As of June 30, 2011, the Company did not record the additional 766,667 Rio Novo ordinary shares that may be received in the future due to uncertainty regarding their ultimate realization.

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

We entered into an option agreement effective as of November 30, 2010 (the “Hemco Option Agreement”), with N.C.G.A. Project Acquisition Corp., a Cayman Islands corporation (“NCGA”), an entity controlled by certain of our minority shareholders, whereby we would, at our option (the “Hemco Option”), be entitled to acquire, and to require NCGA to transfer to us, all of the issued shares in RNC (Hemco) Limited (“Hemco”), and all minority interests in certain subsidiaries of Hemco not owned by Hemco (collectively, the “Hemco Assets”).  The Hemco Assets were to be acquired by NCGA pursuant to the terms and conditions of a Share Purchase Agreement, dated as of November 30, 2010 (the “Share Purchase Agreement”), among NCGA, TWL Investments Ltd. (“TWL”), Thomas William Lough (“Lough”), James Randall Martin (“Martin”) and Sergio Rios Molina (“Rios” and together with TWL and Martin, “Sellers”).  The Share Purchase Agreement provided that NCGA would acquire from Sellers all of the issued common shares of RNC (Management) Limited, which owned 100% of the interest in Hemco.  Conditional upon the sale, Lough and Martin would also transfer to NCGA for no additional consideration, all of the minority interests not already owned by Hemco in its Nicaraguan subsidiary, Hemco-Nicaragua S.A. (“HemcoNic”). HemcoNic is a private Nicaraguan company which operates the Bonanza gold and silver mine located in Nicaragua, Central America.

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

Other Developments

On January 26, 2011, we held a special meeting of our stockholders for the purpose of approving amendments to UGMC’s Amended and Restated Articles of Incorporation, as amended, to (1) effect a reverse stock split in a ratio ranging from one-for-five to one-for-fifty of all UGMC’s issued and outstanding shares of common stock and to effect a reduction in the number of authorized shares of common stock in an amount ranging from 30% to 75% of the current authorized number, in both cases in a ratio and amount to be determined by our Board of Directors if it determines to proceed with such reverse stock split and (2) include provisions that are primarily protective to UGMC’s stockholders. Our Board of Directors is in the process of determining if and when to proceed with such reverse stock split.

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

Expenses

Three Months Ended June 30, 2011 and 2010

Total operating expenses increased $95,614, or 15%, to $749,437 for the three months ended June 30, 2011, as compared to $653,823 for the three months ended June 30, 2010. This overall increase is due to the loss on sale of the Toldafria mining option of $660,015 during May 2011, partially offset by a decrease in general and administrative expenses of $563,401. The decrease in general and administrative expenses is due to higher accounting and legal fees in the prior year period associated with a private placement of our common stock, higher stock-based compensation during the prior year period related to directors’ stock options granted in June 2010 and non-cash consulting fees.

Six Months Ended June 30, 2011 and 2010

Total operating expenses increased $865,489, or 127%, to $1,545,265 for the six months ended June 30, 2011, as compared to $679,776 for the six months ended June 30, 2010. This overall increase is due to a loss on sale of the Toldafria mining option of $660,015 and costs related to the terminated Hemco transaction of $353,694 recognized during the six months ended June 30, 2011, and an increase in director fees and consulting fees paid to directors of $109,174, offset by a net decrease of $257,394 in other general and administrative expenses, primarily consisting of accounting and legal fees and stock-based compensation.

Other Income (Expenses)

We recognized foreign currency exchange loss of $2,274 and $2,303 for the three and six months ended June 30, 2011, respectively, compared to $0 and $0 for the three and six months ended June 30, 2010.

Net Loss

We incurred a net loss for the three months ended June 30, 2011 of $751,711, compared to net losses for the three months ended June 30, 2010 of $653,611, and we incurred a net loss for the six months ended June 30, 2011 of $1,547,568, compared to a  net loss for the six months ended June 30, 2010 of $679,564. The increase in net loss for the three and six months ended June 30, 2011 was directly attributable to increased expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, our cash and cash equivalents balance was $525,213 and $947,153, respectively.  During the six months ended June 30, 2011, cash used in operations totaled $1,198,491 versus cash used in operations of $23,706 in the equivalent 2010 period.  The increase in cash used in operations was primarily due to costs incurred in the terminated Hemco transaction.  During the six months ended June 30, 2011, cash provided by investing activities totaled $777,035, which represents $ 902,035 in proceeds from the sale of the Toldafria mining option pursuant to the Asset Purchase Agreement with Rio Novo, partially offset by $125,000 paid in January 2011 upon the execution of the Share Purchase Agreement Amendment related to the terminated Hemco option agreement.  During the six month period ended June 30, 2010, the Company had negative cash flow from investing activities of $3,327,276 which resulted from a $2,300,000 payment for the investment in the Toldafria mining option, and $1,027,276 used for the purchase of a put and call option/convertible note.   We did not have any cash from financing activities during the six months ended June 30, 2011. During the six months ended June 30, 2010, cash from financing activities was $3,675,023, comprised of $3,757,428 net proceeds from the issuance of common stock, partially offset by $82,405 for the repayment of stockholder advances.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations and to continue as a going concern. We have not generated any cash flow from operations since inception and currently have no revenue from operations. As of June 30, 2011, we have incurred cumulative net losses of $4,883,254 since inception and require additional capital for our contemplated operational and acquisition activities to take place. Our ability to raise additional capital through future issuances of our securities is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

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

3.4*	Amended and Restated Bylaws of Registrant (Previously filed on March 31, 2011 as exhibit 3.4 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.1*	2008 Equity Incentive Plan (Previously filed on March 2, 2009 as exhibit 10.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.2*
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

10.5*	Amendment Number 1 to 2008 Equity Incentive Plan (Previously filed on June 10, 2010 as exhibit 10.9 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.6*
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

10.8*
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

10.13*	Form of Indemnification Agreement (Previously filed on January 28, 2011 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.14*
Asset Purchase Agreement between Rio Novo Gold Inc. and Universal Gold Holdings (Cayman) Limited dated May 27, 2011 (Previously filed on June 3, 2011 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

31.1**	Rule 13a-14(d) / 15d-14(a) Certification of Chief Executive Officer

31.2**	Rule 13a-14(d) / 15d-14(a) Certification of Chief Financial Officer

32.1**§	Rule 1350 Certification of Chief Executive Officer

32.2**§	Rule 1350 Certification of Chief Financial Officer

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and June 30, 2010 and the period from May 3, 2006 (Inception) through June 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and June 30, 2010 and the period from May 3, 2006 (Inception) through June 30, 2011, and (iv) the notes to Consolidated Financial Statements (unaudited).

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

UNIVERSAL GOLD MINING CORP.

Dated: August 9, 2011	By:	/s/ David Cather
Name: David Cather
Title: Interim Chief Executive Officer

Dated: August 9, 2011	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Financial Officer and Assistant Secretary