Form 10-Q
period 2011-09-30
UNIVERSAL GOLD MINING CORP.
filed 2011-11-14
CIK 1375596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2011, there were 93,012,500 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010 and the period from May 3, 2006 (Inception) through September 30, 2011	5

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and September 30, 2010 and the period from May 3, 2006 (Inception) through September 30, 2011	6

Notes to Consolidated Financial Statements (Unaudited)	7

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$455,160	$947,153
Marketable securities – available for sale	411,485	-
Employee receivable	-	1,084
Related party receivable	-	5,258
Goods and Services tax refund receivable	-	16,328
Prepaid expenses and other current assets	-	1,866
Total Current Assets	866,645	971,689

Property and equipment, net	-	3,613
Investment in mining option	-	2,300,000

Total Assets	$866,645	$3,275,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$130,986	$326,228
Accounts payable-related party	16,000	65,183
Accrued liabilities	36,000	258,020
Total Current Liabilities	182,986	649,431

Total Liabilities	182,986	649,431

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500 shares issued and outstanding as of September 30, 2011 and December 31, 2010	93,013	93,013
Additional paid-in capital	5,962,581	5,866,408
Other comprehensive income (loss)	(326,465)	2,136
Deficit accumulated in the exploration stage	(5,045,470)	(3,335,686)
Total Stockholders’ Equity	683,659	2,625,871

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$866,645	$3,275,302

See notes to unaudited consolidated financial statements

Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 3, 2006 (Inception) Through September 30,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-
Expenses
General and administrative	167,165	432,759	1,052,217	1,112,535	4,036,734
Mineral expenditures	-	-	-	-	6,750
Depreciation	-	140	198	140	538
Loss on sale of mining option	-	-	660,015	-	660,015
Impairment loss (mineral claims and mining option)	-	-	-	-	376,410
Total Expenses	167,165	432,899	1,712,430	1,112,675	5,080,447

Other Income (Expense)
Foreign currency exchange gain	4,949	47,804	2,646	47,804	34,312
Interest income	-	137	-	349	161,827
Interest expense	-	-	-	-	(161,162)
Total Other Income (Expense)	4,949	47,941	2,646	48,153	34,977

Net Loss	$(162,216)	$(384,958)	$(1,709,784)	$(1,064,522)	$(5,045,470)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,012,500	89,911,957	93,012,500	147,644,945

See notes to unaudited consolidated financial statements

 Universal Gold Mining Corp. (f/k/a Federal Sports & Entertainment, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		May 3, 2006 (Inception) Through
	September 30, 2011	September 30, 2010	September 30, 2011
Cash flows from operating activities
Net loss	$(1,709,784)	$(1,064,522)	(5,045,470)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	198	140	538
Stock-based compensation	96,173	496,138	695,114
Loss on disposal of fixed assets	3,518	-	3,518
Loss on sale of mining option	660,015	-	660,015
Impairment expense (mineral claims and mining options)	-	-	375,000
Accretion of discount on note receivable	-	-	(103,144)
Amortization of deferred financing costs	-	-	103,144
Expenses paid by stockholder	-	14,500	14,500
Bad debt expense	2,803	-	69,170
Foreign currency exchange gain	(2,646)	(47,804)	(34,312)
Changes in operating assets and liabilities:
Employee receivable	1,057	(7,085)	-
Related party receivable	5,125	(9,192)	-
Other receivable - GST	13,133	(52,662)	(70,380)
Prepaid expenses and other current assets	1,822	(138)	2,505
Accounts payable	(195,155)	203,223	259,351
Accounts payable – related party	(48,856)	12,264	16,000
Accrued liabilities and expenses	(96,931)	11,850	38,655
Net cash used in operating activities	(1,269,528)	(443,248)	(3,015,796)

Cash flows from investing activities
Issuance of note receivable	-	-	(338,838)
Purchases of property and equipment	-	(3,958)	(4,045)
Proceeds from sale of mining option	902,035	-	902,035
Purchase of put and call option/convertible note	-	(1,027,276)	(1,027,276)
Proceeds from exercise of put option on convertible note	-	-	1,059,100
Cash paid for investment in mining option	(125,000)	(2,300,000)	(2,675,000)
Net cash provided (used) in investing activities	777,035	(3,331,234)	(2,084,024)

Cash flows from financing activities
Advances from stockholder	-	-	82,405
Repayment of advance from stockholder	-	(82,405)	(82,405)
Issuance of common stock, net of offering costs	-	4,707,428	5,214,928
Borrowings on debt, net of costs	-	-	338,838
Net cash provided by financing activities	-	4,625,023	5,553,766

Effect of exchange rates on cash activities	500	3,427	1,214

Net (Decrease) Increase in Cash	(491,993)	853,968	455,160
Cash at Beginning of Period	947,153	-	-
Cash at End of Period	$455,160	$853,968	$455,160

Supplemental Disclosures
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Assignment of note receivable for satisfaction of note payable	$-	$500,000	$500,000
Discount on note receivable	$-	$-	$161,162
Contributed capital – payables settled by Stockholder	$-	$131,052	$145,522
Contributed capital – shares acquired by Stockholder and cancelled	$-	$21,500	$21,500
Investment in miming option- accrued and impaired	$-	$-	$125,000
Receipt of marketable securities in sale of mining option	$737,950	$-	$737,950
Change in unrealized loss on marketable securities	$(326,465)	$-	$(326,465)

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

The Company is an exploration stage gold mining company with its efforts initially focused on what it believes to be under-explored countries. The Company has achieved no operating revenues to date.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2010 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December  31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

Change in Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covered a period of one month, the Company was not required to file a transition report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGMC ceased operations as of February 2011 and was dissolved in October 2011. All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At September 30, 2011, the amounts held in banks exceeded the insured limit by $205,160. The Company has not incurred losses related to these deposits.

Marketable Securities

Marketable securities consist of equity securities, available for sale, which are publicly traded on national exchanges. At September 30, 2011, marketable securities consisted entirely of shares in Rio Novo Gold Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”). For further information, see Note 4.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2010, the Company’s accounts receivable were composed primarily of receivables from employees, related parties and third parties. The Company performs credit evaluations prior to advancing funds or granting credit to third parties and generally does not require collateral. The Company maintains an allowance for doubtful accounts for amounts in which collection is not assured.

Goods and Services Tax Refund Receivable

The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada. These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold. Because the Company had more tax credits than taxes collected, as of December 31, 2010, the Company was due a refund of $16,328, which was refunded to the Company during the quarter ended September 30, 2011.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives of five years. During the nine months ended September 30, 2011 and the period from May 3, 2006 (Inception) through September 30, 2011, we recognized a loss of $3,518 on disposal of property and equipment held by UGMC, which is included in general and administrative expenses on the Company’s consolidated statements of operations.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs  are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value.

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

Fair Value Measurements

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of cash, marketable securities traded on national exchanges, and accounts payable. The Company believes the carrying value of its cash and accounts payable approximate fair value because of the short-term nature or maturity of the instruments.

Earnings (Loss) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of outstanding option grants to employees and directors and contained an exercise price that was greater than the value of the Company’s common stock at September 30, 2011.

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

Foreign currency exchange transactions are recorded using the exchange rate at the earlier of either the date of settlement or the most recent intervening balance sheet date. The Company recognized a foreign currency exchange gain of $4,949 and $47,804  during the three months ended September 30, 2011 and 2010, respectively, and  a net gain of $2,646  and $47,804 during the nine months ended September 30, 2011 and 2010, respectively.  From May 3, 2006 (Inception) through September 30, 2011 the Company recognized a foreign currency exchange gain of $34,312.

Other Comprehensive Income

The Company’s other comprehensive income is attributable to unrealized gains/losses on foreign currency translation adjustments and gain/loss on change in fair value of marketable securities available for sale. During the three and nine months ended September 30, 2011, the Company recorded an unrealized loss on its marketable securities in the amount of $305,175 and $326,465, respectively. The Company did not hold any marketable securities during the three and nine months ended September 30, 2010.  During the three and nine months ended September 30, 2011, the Company recognized a foreign currency translation loss of $4,009 and $2,136, respectively. The Company recognized a foreign currency translation gain of $1,800 during the three and nine months periods ended September 30, 2010. Since May 3, 2006 (Inception) through September 30, 2011, the Company recognized an unrealized loss on marketable securities of $326,465.

New Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all recent ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $5,045,470 since its inception. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

In connection with the sale of the rights, title and interest in the Option Agreement, Rio Novo paid to UGH a total amount of $902,035, of which $300,000 was paid in cash and $602,035 was settled in cash by way of refunding to UGH an amount in escrow. Rio Novo also issued to the Company 500,000 of its ordinary shares, initially valued at $737,950. Rio Novo has also agreed to deliver to UGH or its designee an additional 766,667 Rio Novo ordinary shares (“Contingent Sales Proceeds”) upon (1) the Caldas State Government Mining Delegation (Colombia) granting a concession, exploitation or exploration right or any renewal or extension of any such existing right to Nestor Gutierrez, CVME, CVMEC, Rio Novo or any of their affiliates in connection with the Toldafria Prospect having a term of not less than 20 years and (2) confirmation by CorpoCaldas (the Caldas State Environment Authority) that the project mineral rights are excluded from the alleged existing Reserva de Foresta Regional covering certain parts of the Toldafria Prospect area so as to allow exploration and mining activities within the area covered by the Toldafria Prospect. Rio Novo now owns 100% of the Toldafria Prospect.

The Company recognized a loss on the sale of sale of its rights, title and interest in the Option Agreement and its interest in the Toldafria Prospect of $660,015. The Company did not record the Contingent Sales Proceeds as of September 30, 2011 due to uncertainty regarding its ultimate realization. Upon receipt of the Contingent Sales Proceeds, if receipt was to occur, the Company would record the additional shares of Rio Novo at the fair market value as of the date of receipt and reduce the loss recognized on the sale of its interest in the Option Agreement.

NOTE 5 – MARKETABLE SECURITIES AND FAIR VALUE CONSIDERATION

At September 30, 2011, the Company owned marketable securities available for sale, consisting of 500,000 Rio Novo ordinary shares that are traded on the Toronto Stock Exchange and valued at $411,485. The Company did not hold any marketable securities at December 31, 2010.

The fair value hierarchy set forth in ASC 820 gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; therefore, these valuations have the lowest priority.

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

The Company classifies the fair value of its marketable securities as Level 1 instruments, in that the fair value is determined using unadjusted quoted prices on national exchanges. At September 30, 2011, the aggregate Level 1 fair value of the Rio Novo ordinary shares was $411,485. There were no reclassifications between levels during the periods presented.

NOTE 6 – OTHER RECEIVABLES

At September 30, 2011 and December 31, 2010, the Company had other receivables of $0 and $66,367, respectively, resulting from the Company’s advancement of funds to an unrelated party that shared office space with UGMC and for amounts due to the Company as reimbursement by the unrelated party for shared office expenses. These receivables are not collateralized, are interest free and are due on demand. The Company established an allowance for doubtful accounts at December 31, 2010 for the full amount of the receivables, based upon its assessment that these receivables are uncollectible. During the nine months ended September 30, 2011, the Company wrote off the full amount of these receivables against the allowance. The Company had no other third party receivables outstanding at September 30, 2011 and December 31, 2010.

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

The Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and, accordingly, the Company determined not to exercise the Hemco Option. The Company determined not to proceed with a private placement of its securities to obtain proceeds that would have been used to acquire the Hemco Assets. Through September 30, 2011, the Company incurred total costs and impairment expense of $1,622,261, of which $353,694 and $0 costs were incurred during the nine months ended September 30, 2011 and 2010, respectively, in connection with the Company’s execution of the Hemco Option Agreement and the Hemco Option Agreement Amendment and its efforts to raise the funding necessary to exercise the Hemco Option. The costs are included in general and administrative expenses on the Company’s consolidated statements of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

At September 30, 2011 and December 31, 2010, the Company owed $16,000 and $65,183, respectively, to certain members of its Board of Directors (“Directors”) for director fees and consulting fees.

Employee and related party receivables

The Company had no outstanding employee or related party receivables at September 30, 2011. At December 31, 2010, the Company had outstanding employee receivables of $1,084 related to the Company’s payment of employee payroll taxes on behalf of certain non-officer employees. At December 31, 2010, the Company had outstanding related party receivables of $5,258, due from Yellowhead Mining, Inc. (“Yellowhead”). A former director of the Company serves as Yellowhead’s Chief Operating Officer. Yellowhead shared office space with UGMC, and the receivables are reimbursement of shared office expenses paid by the Company.

Compensation of directors

Director fees totaled $6,000 and $9,500 for the three months ended September 30, 2011 and 2010, respectively, and $18,174 and $12,500 for the nine months ended September 30, 2011 and 2010, respectively. Consulting fees paid to directors totaled $30,000 and $105,188 for the three months ended September 30, 2011 and 2010, respectively, and $130,000 and $126,824 for the nine months ended September 30, 2011 and 2010, respectively. Director fees and consulting fees paid to directors are included in general and administrative expense on the consolidated statements of operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Space

Since March 2011, the Company no longer leases office space in Vancouver, British Columbia.

Litigation

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results or cash flows.

Liquidated Damages

In connection with the Company’s July 2010 private placement of common shares, the Company granted registration rights to the investors. The Company was not able to file the registration statement by the date required by the Offering and the Company is obligated to pay liquidated damages of $36,000. As of September 30, 2011 and December 31, 2010, the Company had recorded an accrual for liquidated damages of $36,000, which is included in accrued liabilities.

NOTE 10 – PROVISION FOR INCOME TAXES

No provision for federal income taxes has been recognized for the nine months ended September 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at September 30, 2011 and December 31, 2010 totaled a net deferred tax asset of approximately $1,535,000 and $877,000, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards totaling approximately $4,385,000. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. The Company’s effective tax rate differs from the statutory rate due to an approximate $33,000 and $657,000 increase in the valuation allowance for the three and nine months ended September 30, 2011, respectively.

NOTE 11 – STOCK OPTIONS

The 2008 Plan allows for equity awards to employees and directors, and, in certain instances, consultants, covering up to 10,000,000 shares of common stock. If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the 2008 Plan.

The Company recognizes the fair value of share-based payments over the service or vesting periods of the awards. Compensation expense related to options granted totaled $28,852 and $60,228 for the three months ended September 30, 2011 and 2010, respectively, and $96,173 and $301,138 for the nine months ended September 30, 2011 and 2010, respectively. Measured, but unrecognized stock-based compensation expense at September 30, 2011 was $43,277, which is expected to be recognized as expense over a weighted-average period of 0.75 year.

Stock option activity and related information for the nine months ended September 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,666,667	$0.20	$-
Granted	-	-
Exercised	-
Forfeited	2,000,000	$0.20
Outstanding at September 30, 2011	4,666,667		$-

Vested at September 30, 2011	3,333,333	$0.20	$-

Exercisable at September 30, 2011	-

Outstanding options had $0 intrinsic value at September 30, 2011 and December 31, 2010, due to the exercise price being greater than the value of the Company’s common stock at each respective date.

On February 28, 2011, Andrew Neale resigned from his position as a member of the Company’s Board of Directors and any committees thereof effective as of that date. During 2010, Mr. Neale was granted 2,000,000 options, of which 666,667 options were fully vested as of Mr. Neale’s resignation date. The 1,333,333 unvested options granted to Mr. Neale were forfeited as of Mr. Neale’s termination date. Mr. Neale had until March 30, 2011 to exercise the remaining 666,667 vested options, but did not notify the Company that he wished to do so and such shares then became available for future issuance pursuant to the 2008 Plan. As of September 30, 2011, 5,333,333 shares remain available for issuance under the 2008 Plan.

NOTE 12 – SUBSEQUENT EVENTS

In October 2011, the Company dissolved its wholly owned Canadian subsidiary UGMC, which was incorporated in British Columbia on September 14, 2010.

On October 18, 2011, David Cather resigned from his positions as Interim Chief Executive Officer and as a member of the Company’s Board of Directors and any committees thereof effective as of that date. Mr. Craig Niven will act as the Company’s Interim Chief Executive Officer until his successor is duly appointed and qualified or until his earlier resignation or removal. During 2010, Mr. Cather was granted 2,000,000 options, of which 1,333,333 options were fully vested as of Mr. Cather’s resignation date. The 666,667 unvested options granted to Mr. Cather were forfeited as of Mr. Cather’s termination date. Mr. Cather has until November 17, 2011 to exercise the remaining 1,333,333 vested options.

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

Plan of Operation

We are an exploration stage gold mining exploration and production company focusing our initial operations on what we believe to be under-explored countries. We have achieved no operating revenues to date. In April 2010, we entered into the Toldafria Option Agreement, as amended, which gave us the right to acquire up to a 50% interest in a Colombian gold prospect (see “—Toldafria Prospect”). In May 2011, we sold such option to Rio Novo Gold. Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”) (See “Financial Statements—Note 4—Investment in Mining Option”). In November 2010, we entered into the Hemco Option Agreement, as amended, which gave us the right to acquire all of the issued shares in RNC (Hemco) Limited, which, through its Hemco Nicaragua S.A. subsidiary, operates the Bonanza gold and silver mine located in Nicaragua, Central America. In February 2011, we determined not to exercise the option pursuant to the Hemco Option Agreement. (See “Financial Statements—Note 7—Hemco Option—Acquisition Costs”).

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

The Company conducts its operations through its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGMC ceased operations as of February 2011 and was dissolved in October 2011.

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

As of September 30, 2011, the Company did not record the additional 766,667 Rio Novo ordinary shares that may be received in the future due to uncertainty regarding their ultimate realization.

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

The Share Purchase Agreement Amendment, among other things:

•
extended from December 31, 2010 to February 15, 2011, the date by which the parties to the Share Purchase Agreement were permitted to terminate such agreement if the closing of such agreement did not occur on or before such date; and

•
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

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we have filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the SEC, and the executive director of the BCSC makes an order revoking the Order. The BCSC has asserted that we are a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as it alleges that our business was directed or administered from British Columbia and our securities are quoted on the OTC Bulletin Board. We believe that the Order will not affect trades of our securities that have no connection to the Province of British Columbia. The Company has ceased all operations in Canada as of February 2011 and in October 2011, dissolved its wholly owned Subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010. We are currently seeking legal advice in connection with additional steps to address the Order.

On February 28, 2011, Andrew Neale resigned from his position as member of our Board of Directors and any committees thereof effective as of that date.

On October 18, 2011, David Cather resigned from his positions as Interim Chief Executive Officer and as a member of our Board of Directors and any committees thereof effective as of that date.

The remaining members of the Company’s Board of Directors have appointed Craig Niven, 55, our current Interim Chief Financial Officer and Assistant Secretary, as Interim Chief Executive Officer, by written consent in lieu of a meeting, effective as of October 18, 2011.    Mr. Niven will act as our sole officer until we appoint additional officers.  Mr. Niven will serve as our Interim Chief Executive Officer until his successor is duly appointed and qualified or until his earlier resignation or removal.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Total operating expenses decreased $265,734, or 61%, to $167,165 for the three months ended September 30, 2011, compared to $432,899 for the three months ended September 30, 2010. This overall decrease is due to the lower general and administrative expenses as the result of the ceased operations of UGMC, lower headcount and lower stock based compensation, combined with expenses incurred during the prior year quarter that did not recur in the current year quarter related to accounting and legal fees associated with a private placement offering of our common stock.

Total operating expenses increased $599,755, or 54%, to $1,712,430 for the nine months ended September 30, 2011, compared to $1,112,675 for the nine months ended September 30, 2010. This overall increase is primarily due to a loss on sale of the Toldafria mining option of $660,015 during the quarter ended June 30, 2011.

Other Income (Expenses)

Other Income (Expense) decreased $42,992, or 90%, to $4,949 for the three months ended September 30, 2011, compared to $47,941 for the three months ended September 30, 2010, primarily due to a $42,855 decrease in foreign currency exchange gain.

Other Income (Expense) decreased $45,507, or 95%, to $2,646 for the nine months ended September 30, 2011, compared to $48,153 for the nine months ended September 30, 2010, primarily due to a $45,158 decrease in foreign currency exchange gain.

Net Loss

We incurred a net loss for the three months ended September 30, 2011 of $162,216 compared to net loss of $384,958 for the three months ended September 30, 2010. We incurred a net loss for the nine months ended September 30, 2011 of $1,709,784, compared to a net loss for the nine months ended September 30, 2010 of $1,064,522. The increase in net loss for the three and nine months ended September 30, 2011 was directly attributable to increased expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, our cash and cash equivalents balance was $455,160 and $947,153, respectively. During the nine months ended September 30, 2011, cash used in operations totaled $1,269,528 versus cash used in operations of $443,248 in the equivalent 2010 period. The increase in cash used in operations was primarily due to costs incurred in the terminated Hemco transaction. During the nine months ended September 30, 2011, cash provided by investing activities totaled $777,035, which represents $902,035 in proceeds from the sale of the Toldafria mining option pursuant to the Asset Purchase Agreement with Rio Novo, partially offset by $125,000 paid in January 2011 upon the execution of the Share Purchase Agreement Amendment related to the terminated Hemco Option Agreement. During the nine month period ended September 30, 2010, the Company had negative cash flow from investing activities of $3,331,234 which resulted from a $2,300,000 payment for the investment in the Toldafria mining option, $1,027,276 used for the purchase of a put and call option/convertible note and $3,958 payment to purchase property and equipment. We did not have any cash from financing activities during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, cash provided by financing activities was $4,625,023, comprised of $4,707,428 net proceeds from the issuance of common stock, partially offset by $82,405 used for the repayment of stockholder advances.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations and to continue as a going concern. We have not generated any cash flow from operations since inception and currently have no revenue from operations. As of September 30, 2011, we have incurred cumulative net losses of $5,045,470 since inception and require additional capital for our contemplated operational and acquisition activities to take place. Our ability to raise additional capital through future issuances of our common stock is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our interim chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our sole officer, our interim chief executive officer and interim chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

31.1 and 31.2**	Rule 13a-14(d) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 and 32.2**§	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

101**§§
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010 and the period from May 3, 2006 (Inception) through September 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and September 30, 2010 and the period from May 3, 2006 (Inception) through September 30, 2011, and (iv) the notes to Consolidated Financial Statements (unaudited).

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

§§ Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL GOLD MINING CORP.

Dated: November 14, 2011	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Executive Officer, Interim Chief Financial Officer and Assistant Secretary