Form 10-K
period 2011-12-31
UNIVERSAL GOLD MINING CORP.
filed 2012-02-29
CIK 1375596

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-140900

Universal Gold Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-4856983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Mr. Craig Niven 18 Pall Mall 2nd Floor London, United Kingdom	SW1Y5LU
(Address of principal executive offices)	(Postal Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates was $930,125 computed by reference to the closing sale price of $0.01 on that date.

As of February 28, 2012,  the registrant had outstanding 93,012,500 shares of voting common stock, the registrant’s only outstanding class of voting securities.

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

PART I

ITEM 1.          BUSINESS

Corporate Background

We were incorporated under the name Rite Time Mining, Inc. in the State of Nevada on May 3, 2006, to engage in the acquisition, exploration and development of mineral deposits and reserves. We were unsuccessful in this area and subsequently determined to engage in the business of operating an independent, minor league baseball league. In connection therewith, on April 14, 2008, we changed our name to Federal Sports & Entertainment, Inc. and increased our authorized capital stock to an aggregate of 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share, which we refer to as our common stock, and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. Additionally, our Board of Directors approved a forward stock split in the form of a dividend with a record date of April 25, 2008, and effective on May 6, 2008, as a result of which each share of our common stock then issued and outstanding converted into two shares of our common stock. All share amounts have been retroactively restated for such stock split. On March 22, 2010, our Board of Directors approved a 20 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was April 19, 2010, and the payment date and the ex-dividend date were May 7, 2010, and May 10, 2010, respectively. All share amounts have been retroactively restated for this stock split as well. On December 29, 2010, we increased our authorized capital stock to an aggregate of 1,510,000,000 shares, consisting of 1,500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

The Company conducted its operations through its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGH ceased operations as of December 2011 and is anticipated to be dissolved in March 2012. UGMC ceased operations as of February 2011 and was dissolved in October 2011.

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

We currently own 425,000 ordinary shares of Rio Novo, an emerging gold company focused on the acquisition, exploration and development of gold mineral resource properties in mineral jurisdictions in South America, whose stock trades on the Toronto Stock Exchange.

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

Toldafria Prospect

The following summary of the material terms of the Toldafria Option Agreement, the Toldafria Option Agreement Amendment and the Asset Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read each of the Toldafria Option Agreement, the Toldafria Option Agreement Amendment and the Asset Purchase Agreement, each of which is referenced as an exhibit to this annual report.

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

As of December 31, 2011, the Company did not record the additional 766,667 Rio Novo ordinary shares that may be received in the future due to uncertainty regarding their ultimate realization. The Company sold 75,000 shares in February 2012.

Hemco Option

The following summary of the material terms of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read each of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment, each of which is referenced as an exhibit to this annual report.

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

Other Recent Corporate Developments

On January 26, 2011, we held a special meeting of our stockholders for the purpose of approving amendments to UGMC’s Amended and Restated Articles of Incorporation, as amended, to (1) effect a reverse stock split in a ratio ranging from one-for-five to one-for-fifty of all UGMC’s issued and outstanding shares of common stock and to effect a reduction in the number of authorized shares of common stock in an amount ranging from 30% to 75% of the current authorized number, in both cases in a ratio and amount to be determined by our Board of Directors if it determines to proceed with such reverse stock split and (2) include provisions that are primarily protective to UGMC’s stockholders. Our Board of Directors determined not to proceed with such reverse stock split.

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we have filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the Securities and Exchange Commission, or the Commission, and the executive director of the BCSC makes an order revoking the Order. The BCSC has asserted that we are a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as it alleges that our business was directed or administered from British Columbia and our securities are quoted on the OTC Bulletin Board. We believe that the Order will not affect trades of our securities that have no connection to the Province of British Columbia. The Company has ceased all operations in Canada as of February 2011 and in October 2011, dissolved its wholly owned subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010. We are currently seeking legal advice and conducting the additional steps in order to address the Order.

On February 28, 2011, Andrew Neale resigned from his position as member of our Board of Directors and any committees thereof effective as of that date.

On October 18, 2011, David Cather resigned from his positions as our Interim Chief Executive Officer and as a member of our Board of Directors and any committees thereof effective as of that date. The remaining members of the Company’s Board of Directors appointed Craig Niven as Interim Chief Executive Officer.

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

The price of gold is subject to volatile price movements over short periods of time, especially in the current market environment, and is affected by numerous industry and macroeconomic factors that are beyond our control.  Gold price volatility remained high in 2011, with the price ranging from $1,319 to $1,895 per ounce during the year.  The average market price for the year of $1,572 per ounce was an all-time high.  The market price of gold has been influenced by low U.S. dollar interest rates, volatility in the credit and financial markets, investment demand and the monetary policies put in place by the world’s most prominent central banks.  As a result of the global easing of monetary policy, as well as increases in announced government spending, particularly in the United States, we believe that there is a possibility that both inflation and U.S. dollar depreciation could emerge in the coming years.  Gold is viewed as a hedge against inflation and has historically been inversely correlated to the U.S. dollar.  Therefore, higher inflation and/or depreciation in the U.S. dollar should be positive for the price of gold.

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

Employees

As of February 28, 2012, we had no employees.

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

We are an exploration stage gold mining company and have not yet begun any gold mining operations. We have previously been a shell company with no material operating history and no assets other than cash and we have only recently begun to redirect our business focus towards the gold mining industry.  As an early stage gold mining and exploration company with no material operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the gold mining industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies implementing new business plans. We may never overcome these obstacles or attain profitability.

Our auditors have indicated that our lack of revenues, our recurring losses from operations and our accumulated deficit raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2011 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues, recurring losses from operations and accumulated losses raise substantial doubt as to our ability to continue as a going concern. Additionally, we have recently incurred certain fees related to the exploration of potential acquisition opportunities, including, but not limited to, accounting and legal fees as well as funds paid as a deposit for such acquisitions. As of December 31, 2011, we have accumulated a deficit of $5,163,259. In the absence of additional financing or significant revenues and profits, we may have to cease operations. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

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

Our ability to obtain needed financing may be impaired by such factors as conditions in the capital markets (both generally and in the gold mining industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective gold properties and prices of gold on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if gold prices on the commodities markets decrease, then our potential revenues will likely decrease, and such decreased future revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights (including exploration, development and production rights) if we do not have the required minimum capital. Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all. If the amount of capital we are able to raise from financing activities, together with any future revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to curtail or cease our operations, which would affect the value of our common stock.

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

Our business plan focuses on international gold exploration and production opportunities in what we believe to be under-explored countries. In the event that these projects do not proceed successfully or we do not succeed in negotiating any other exploration and production opportunities, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential gold reserves on terms that will be commercially viable for us.

We may be considered an Investment Company under the Investment Company Act of 1940.

Based upon an analysis of our current assets, we may be an investment company, as defined by the Investment Company Act of 1940. The determination of whether we are an investment company is based upon the composition and value of our assets, which are subject to change. We believe that one or more exemptions may currently apply that permit us to avoid applicable requirements under such act.

If we are deemed to be an investment company, and no exemption to the Investment Company Act of 1940 applies, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it more difficult for us to complete conduct our business. We may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy compliance policies and procedures and disclosure requirements and other rules and regulations.

If we are deemed to be an investment company that is required to register under the Investment company Act of 1940, we will incur significant costs to comply with such act and it will have a negative effect on our business, results of operations and value of our common stock.

There may be inaccuracies in projecting operating costs.

Capital and operating cost estimates made in respect of our exploration and mining projects may not prove accurate. Capital and operating costs are estimated based on the interpretation of geological data, feasibility studies, anticipated climatic conditions and other factors. Any of the following events, among the other events and uncertainties described in this annual report, could affect the ultimate accuracy of such estimates: unanticipated changes in grade and tonnage of mineralized material to be mined and processed, incorrect data on which engineering assumptions are made, delays in construction schedules, unanticipated transportation costs, the accuracy of major equipment and construction cost estimates, labor negotiations, changes in government regulation (including regulations regarding prices, cost of consumables, royalties, duties, taxes, permitting and restrictions or production quotas on exportation of minerals) and title claims.  Failure to accurately project such expenses could adversely affect our business and results of operations which may affect the value of our common stock.

Our business is subject to fluctuation in the price of gold.

The profitability of any gold mining operations in which we have or will have a direct or indirect interest will be significantly affected by changes in the market price of gold, which fluctuate on a daily basis. During the fiscal year ended December 31, 2011, the spot price for gold on the London Exchange has fluctuated between $1,319 and $1,895 per ounce.

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

Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The current significant instability in the financial markets heightens these fluctuations.  A decline in the market price of gold below our anticipated production costs in the future for any sustained period would have a material adverse impact on our profits, cash flow and results of operations from anticipated future operations.  A decline in the market price of gold may also require us to write-down mineral reserves that we may have in the future which could have a material adverse effect on our business, results of operations and value of our common stock.

We may be subject to adverse land title claims.

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

Carrying out mining activities requires certain licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. There is no guarantee that these licenses or permits will be obtained or extended or that new licenses or permits will be granted.  In addition, such licenses and permits could be changed and any application to renew any existing licenses or permits may not be approved.  We may be required to contribute to the cost of providing the required infrastructure to facilitate the development of our properties.  We also will have to obtain and comply with permits and licenses which may contain specific conditions concerning operating procedures, water use, waste disposal, spills, environmental studies, abandonment and restoration plans and financial assurances, and compliance may increase our cost and expenses, which would affect our results of operations.  Our failure to comply with such regulations or failure to obtain or keep any licenses or permits may adversely impact our ability to conduct exploration operations and our business, results of operations and value of our common stock.

If we do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our future gold production, if any, we will be exposed to the impact of decreases in the gold price.

As a general rule, we expect to sell any gold that we may own in the future at the prevailing market price if we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of gold production, if any, in the future. As a result, we may realize the benefit of any short-term increase in the gold price, but if we do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our future gold production, if any, we will not be protected against decreases in the gold price, and if the gold price decreases significantly, our revenues, business and profitability may be materially adversely affected, and the value of our common stock may decline.

We must comply with present and future environmental regulations.

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

Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. With respect to any gold properties that we may acquire, we will make estimates of gold reserves upon which we will base our financial projections. We will make these reserve estimates using various assumptions, including assumptions as to gold prices, exploration and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. In addition, there can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in large tests under on-site conditions or during production.  Economic factors beyond our control, such as interest rates and exchange rates, will also impact the value of our reserves. Because the process of estimating gold reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property, our reserve estimates will be inherently imprecise. Actual future production, gold prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gold reserves may vary substantially from those we estimate. If actual production results vary from our reserve estimates, this could materially reduce our projected revenues and result in the impairment of our gold interests. Any material negative change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties, our business, results of operations and value of our common stock.

There is intense competition in the mining industry.

The acquisition of gold properties and their exploration and development are subject to intense competition.  Present levels of competition for gold resources in many countries are high.  Significant amounts of capital are being raised worldwide and directed towards the South American and Central American markets and more and more companies are pursuing the same opportunities.  Other gold exploration and mining companies will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business in the countries in which we expect to operate.  Additionally, other companies may compete with us from time to time in obtaining capital from investors. We are an exploration stage company with limited resources. Competitors include larger, foreign owned companies, which, in particular, may have access to greater financial resources than us, may be more successful in the recruitment and retention of qualified employees and may conduct their own exploration and mining operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete and our business may be impaired. If we are unable to successfully compete, our business, results of operations and value of our common stock may be negatively affected.

Our ability to discover viable and economic mineral reserves is subject to numerous factors.

Gold exploration is speculative and involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of gold reserves in commercially viable quantities.  If exploration costs exceed our estimates, or if our exploration efforts do not produce results that meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations and may affect the economic viability of our properties, our business, results of operations and value of our common stock.

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

The commercial viability of a mineral deposit is dependent on a number of factors, most of which are beyond our control and are not predictable, including:

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

Our business will focus on the gold mining and exploration industry in a limited number of properties, with the intention to focus on other countries that we believe to be under-explored. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry or the regions in which we operate will likely impact us more acutely than if our business were more diversified and may affect our business, results of operations and value of our common stock.

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

To develop our business, we will endeavor to use the business relationships of our executive officers and our Board of Directors to enter into strategic relationships, which may take the form of joint ventures with private parties or with local government bodies or contractual arrangements with other gold mining and exploration companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations and may affect our business, results of operations and value of our common stock.

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

Our current management team has limited U.S. public company management experience, which could impair our ability to comply with legal and regulatory requirements in the United States, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business, results of operations and value of our common stock. As a former  shell company, our failure to timely file reports with the Commission may cause certain securities law registration resale exemptions to be unusable to our stockholders.

RISKS RELATED TO OUR INDUSTRY AND REGIONAL FOCUS

We may be unable to obtain necessary facilities.

Gold exploration and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities, which may affect the economic viability of our properties, our business, results of operations and value of our common stock. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Our operating expenses may increase.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the gold that we may produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations and value of our common stock. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

We may incur penalties.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, our profitability could be impaired by our obligation to provide such indemnification to our employees and our business, results of operations and value of our common stock would be affected.

Conducting business in a foreign country contains risks beyond our control.

We expect to operate our business in foreign countries. The occurrence of one or more of these events could have a material adverse impact on our efforts or operations which, in turn, could have a material adverse impact on our cash flows, earnings, results of operations, financial condition and value of our common stock.  These risks include the following:

•	labor disputes;

•	political instability;

•	invalidity of governmental orders;

•	uncertain or unpredictable legal and economic environments;

•	war and civil disturbances;

•	military repression;

•	terrorism;

•	taxation;

•	delays in obtaining or renewing or the inability to obtain or renew necessary governmental licenses and permits;

•	governmental seizure of land or mining claims;

•	limitations on ownership;

•	limitations on the repatriation of earnings;

•	extreme fluctuations in currency exchange rates;

•	interference with private contract rights (such as nationalization);

•	foreign exchange controls; and

•	restrictions imposed on the gold mining industry, such as on price controls and export controls.

Moreover, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain or renew required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations. All of these events may affect the economic viability of our properties, our business, results of operations and value of our common stock.

We may fail to appropriately manage local community relations where we and our partners operate.

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

Our involvement in the exploration for and development of gold properties may result in our becoming subject to liability for pollution, property damage, personal injury or other hazards. Insurance has limitations on liability that may not be sufficient to cover the full extent of actual liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events, which may affect our business, results of operations and value of our common stock.

Civil liabilities may not be able to be enforced against us.

 Substantially all of our assets and our officers and directors are located outside of the United States.  As a result of this, it may be difficult or impossible to enforce judgments awarded by a court in the United States against our assets or those of our officers and directors.

Insurgent and criminal activities may occur in the territories in which we operate.

Under-developed countries may be the site of political and military insurgency, uncontrolled criminal activity and citizens who do not comply with the applicable law. There can be no guarantee that the countries in which we will operate will have minimal criminal activity and will not be subject to insurgency.  Insurgent or criminal activities (including kidnapping and terrorism) in any of the countries in which we operate, or the perception that such activities are likely, may disrupt our operations, hamper our ability to hire and keep qualified personnel and hinder or shut off our access to sources of capital.  Any such changes are beyond our control and may adversely affect our business, results of operations and value of our common stock.

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

In certain jurisdictions, the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired. If one or more these risks actualize, they may affect the economic viability of our properties, our business, results of operations and value of our common stock.

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

We will rely on technology to conduct our business.

We will rely on technology, including geographic analysis techniques and economic models, to develop reserve estimates and to guide our planned exploration and development and production activities. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired, which may affect our business, results of operations and value of our common stock. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

RISKS RELATED TO OUR SECURITIES

We do not presently maintain an effective system of disclosure and internal controls.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation of our disclosure controls as of December 31, 2011, we concluded that we do not maintain effective disclosure controls and procedures and that our internal controls are deficient. This conclusion was based in large part on our not having an audit committee, having one individual serving as our sole executive officer which resulted in our not having proper segregation of duties. We intend to address this deficiency in our disclosure and internal controls in the future . Failure to implement changes to our controls as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence could have a negative effect on the trading price of our stock. In January 2012, we formed an audit committee composed of Bruce Stewart, our sole independent director.

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

Brokers may be less willing to recommend trading of, or execute transactions in, our common stock as it is subject to the “penny stock” rules of the Commission.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, we expect our common stock to remain eligible for quotation on the Over-the-Counter Markets or on the Over-the-Counter Bulletin Board. The Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth:

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

The price of our common stock is and may continue to be volatile.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business, financial condition and value of our common stock. As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 1,510,000,000 shares of capital stock consisting of 1,500,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our Board of Directors. As of February 28,  2012, there were 93,012,500 shares of our common stock and no shares of our preferred stock outstanding. As of February 28, 2012 , we had granted options to purchase an aggregate of 8,350,000 shares of our common stock under our Plan, 1,683,333 of which were cancelled during 2010 with an additional 4,000,000 shares forfeited in 2011, leaving 2,666,667 options outstanding as of such date. As of December 31, 2011, 7,333,333 shares remain available for issuance under our Plan. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. We will need to raise additional capital in the near future to meet our working capital needs and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are currently quoted on the Over-the-Counter Bulletin Board.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	High(1)	Low(1)

Fiscal Year Ended December 31, 2010
First Quarter	$0.27	0.003
Second Quarter	0.67	0.003
Third Quarter	0.71	0.45
Fourth Quarter	0.82	0.16

Fiscal Year Ended December 31, 2011
First Quarter	$0.19	0.03
Second Quarter	0.05	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.01

(1)	All quotations give retroactive effect to our 20-for-1 forward stock split in the form of a dividend which was effected on May 12, 2010.

As of February 28, 2012, there were 93,012,500 shares of our common stock issued and outstanding and 47 holders of record of our common stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

During the fiscal year ended December 31, 2011, neither the Company nor any affiliate of the Company repurchased common stock of the Company. Furthermore, the Company does not have any securities registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted, and our stockholders approved, the 2008 Equity Incentive Plan on April 15, 2008. The 2008 Equity Incentive Plan, as amended, which we refer to as our Plan, reserves a total of 10,000,000 shares of our common stock for issuance pursuant to awards granted under such plan. If an incentive award granted under our Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under our Plan. For all option grants, our Board of Directors set the exercise price of the options at a price equal to or greater than the fair market value of our common stock on the date of grant of the options.

In June 2010, we authorized the issuance of and granted an aggregate of 8,350,000 non-statutory options under our Plan to our directors. David Rector was granted 350,000 options and each of Craig Niven, David Cather, Andrew Neale and Bruce Stewart were granted 2,000,000 options. Each option is exercisable for a period of five years commencing three years from the date of grant, subject to prior vesting, and can be exercised for the purchase of one share of our common stock, during such exercise period at a price of $0.20 per share. One-third of such options vest on each of the date of grant, the first anniversary of the date of grant and the second anniversary of the date of grant, provided that the holder is still a director on the applicable vesting date.

Upon the November 2010 resignation of David Rector as an officer and Director of the Company, 233,333 of the 350,000 options granted to Mr. Rector were forfeited. Mr. Rector had until December 2010 to exercise his 116,667 remaining options, but did not notify the Company that he wished to do so and such options expired and then became available for further awards under our Plan. On December 28, 2010, Bruce Stewart relinquished 1,333,333 of the 2,000,000 options the Company granted to him in June 2010. Mr. Stewart’s 1,333,333 forfeited options became available for further awards under our Plan effective as of that date.

On February 28, 2011 and October 18, 2011, Andrew Neale and David Cather, respectively, resigned from their positions as members of the Company’s Board of Directors and any committees thereof effective as of such date. Mr. Craig Niven will act as the Company’s Interim Chief Executive Officer until his successor is duly appointed and qualified or until his earlier resignation or removal. During 2010, both Mr. Neale and Mr. Cather were granted 2,000,000 options each, of which 1,333,333 options were forfeited as of Mr. Neale’s and Mr. Cather’s respective resignation date. As Mr. Neale and Mr. Cather did not exercise their fully vested 666,667 options within 30 days after resignation, the options expired and therefore, became available for further awards under our Plan. There were a total of 4,000,000 options forfeited for Mr. Neale and Mr. Cather in 2011.

As of December 31, 2011, we had outstanding 2,666,667 nonqualified stock options under our Plan, with an exercise price of $0.20 per share. As of December 31, 2011, 7,333,333 shares remain available for issuance under our Plan.

The following table provides information, as of December 31, 2011, with respect to stock options outstanding and available under grant awards.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,666,667	$0.20	7,333,333	(1)
Equity compensation plans not approved by security holders	0	n/a	0
Total	2,666,667	$0.20	7,333,333	(1)

(1) The stock options shown above were issued under our Plan, which is our only equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

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

Overview and Going Concern

We are an exploration stage gold mining exploration and production company focusing our initial operations on what we believe to be under-explored countries. We have achieved no operating revenues to date. In April 2010, we entered into the Toldafria Option Agreement, as amended, which gave us the right to acquire up to a 50% interest in a Colombian gold prospect (see “—Toldafria Prospect”). In May 2011, we sold such option to Rio Novo Gold, Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”). In November 2010, we entered into the Hemco Option Agreement, as amended, which gave us the right to acquire all of the issued shares in RNC (Hemco) Limited, which, through its Hemco Nicaragua S.A. subsidiary, operates the Bonanza gold and silver mine located in Nicaragua, Central America. In February 2011, we determined not to exercise the option pursuant to the Hemco Option Agreement. (See “—Hemco Option”).

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

The Company conducts its operations through its wholly-owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGH ceased operations as of December 2011 and is anticipated to be dissolved in March 2012. UGMC ceased operations as of February 2011 and was dissolved in October 2011.

Our audited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Toldafria Prospect

The following summary of the material terms of the Toldafria Option Agreement, the Toldafria Option Agreement Amendment and the Asset Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read each of the Toldafria Option Agreement, the Toldafria Option Agreement Amendment and the Asset Purchase Agreement, each of which is referenced as an exhibit to this annual report.

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

As of December 31, 2011, the Company did not record the additional 766,667 Rio Novo ordinary shares that may be received in the future due to uncertainty regarding their ultimate realization.

Following a sale of 75,000 shares in February 2012, we currently own 425,000 ordinary shares of Rio Novo, an emerging gold company focused on the acquisition, exploration and development of gold mineral resource properties in mineral jurisdictions in South America, whose stock trades on the Toronto Stock Exchange.

Hemco Option

The following summary of the material terms of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of such agreements. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read each of the Hemco Option Agreement, the Share Purchase Agreement, the Hemco Option Agreement Amendment and the Share Purchase Agreement Amendment, each of which is referenced as an exhibit to this annual report.

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

Other Recent Corporate Developments

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we have filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the Commission, and the executive director of the BCSC makes an order revoking the Order. The BCSC has asserted that we are a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as it alleges that our business was directed or administered from British Columbia and our securities are quoted on the OTC Bulletin Board. We believe that the Order will not affect trades of our securities that have no connection to the Province of British Columbia. The Company has ceased all operations in Canada as of February 2011 and in October 2011, dissolved its wholly owned Subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010. We are currently seeking legal advice and conducting the additional steps in order to address the Order.

On February 28, 2011, Andrew Neale resigned from his position as member of our Board of Directors and any committees thereof effective as of that date.

On October 18, 2011, David Cather resigned from his positions as Interim Chief Executive Officer and as a member of our Board of Directors and any committees thereof effective as of that date. The remaining members of the Company’s Board of Directors appointed Craig Niven as Interim Chief Executive Officer.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Revenues

We are in an exploration stage and have had no revenues since our inception.

Expenses

Total operating expenses decreased $1,355,599, or 43%, to $1,830,219 for the year ended December 31, 2011, compared to $3,185,818 for the year ended December 31, 2010. This overall decrease is primarily due to the lower general and administrative expenses as the result of the ceased operations of UGMC, lower headcount and lower stock based compensation, combined with expenses incurred during the prior year that did not recur in the current year related to accounting and legal fees associated with a private placement offering of our common stock. Additionally, we recorded an impairment expense of $375,000 in the prior year that we did not have in the year ended December 31, 2011. The impairment expense was primarily attributable to contractual option costs incurred in connection with our planned acquisition of the Hemco Assets, which did not occur due to our decision not to exercise the Hemco Option.

This overall decrease in operating expenses, compared to the prior year, was partially offset by a loss on sale of the Toldafria mining option of $660,015 during the quarter ended June 30, 2011.

Other Income (Expense)

Other income decreased $29,685, or 92%, to $2,646 for the year ended December 31, 2011, compared to $32,331 for the year ended December 31, 2010, primarily due to a $29,020 decrease in foreign currency exchange gain.

Net Loss

Our net losses for the fiscal years ended December 31, 2011 and December 31, 2010 were $1,827,573 and $3,153,487, respectively. The decrease in net loss was directly attributable to decreased expenses as discussed above.

Liquidity and Capital Resources

At December 31, 2011 and December 31, 2010, our cash and cash equivalents balance was $297,590 and $947,153, respectively.

During the year ended December 31, 2011, cash used in operations totaled $1,427,098 versus cash used in operations of $1,631,363 in the year ended December 31, 2010. The decrease in cash used in operations was primarily due to decreased net loss for the fiscal year ended December 31, 2011, partially offset by costs incurred in the terminated Hemco transaction. During the year ended December 31, 2011, cash provided by investing activities totaled $777,035, which represents $902,035 in proceeds from the sale of the Toldafria mining option pursuant to the Asset Purchase Agreement with Rio Novo, partially offset by $125,000 paid in January 2011 upon the execution of the Share Purchase Agreement Amendment related to the terminated Hemco Option Agreement. During the year ended December 31, 2010, the Company had negative cash flow from investing activities of $2,522,221, which mainly resulted from a $2,550,000 payment for the investment in the Toldafria mining option, $1,027,276 used for the purchase of a put and call option/convertible note, partially offset by $1,059,100 in proceeds from exercise of a put option on the convertible note, and $4,045 payment to purchase property and equipment. We did not have any cash from financing activities during the year ended December 31, 2011. During the year ended December 31, 2010, cash provided by financing activities was $5,100,023, comprised of $5,182,428 net proceeds from the issuance of common stock, partially offset by $82,405 used for the repayment of stockholder advances.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations and to continue as a going concern. We have not generated any cash flow from operations since inception and currently have no revenue from operations. As of December 31, 2011, we have incurred cumulative net losses of $5,163,259 since inception and require additional capital for our contemplated operational and acquisition activities to take place. Our ability to raise additional capital through future issuances of our common stock is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

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

Fair Value Measurements

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of cash, marketable securities traded on national exchanges, and accounts payable. The Company believes the carrying value of its cash and accounts payable approximate fair value because of the short-term nature or maturity of the instruments.

The Company’s marketable securities consist of equity securities, available for sale, which are publicly traded on national exchanges. Available for sale securities are reported at their estimated fair value, with any unrealized gains and losses reported net of any related tax effects, as a component of accumulated other comprehensive income. We evaluate our investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary impairments (“OTTI”). A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and its fair value becomes the new cost basis of the security.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented this amended accounting guidance in our consolidated financial statements as of and for the years ended December 31, 2011 and 2010.

Other recently issued accounting standards are not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-14  following the signature page of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this annual report. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our sole officer, our Interim Chief Executive Officer and Interim Chief Financial Officer has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). As such, our executive officer, consisting solely of Craig Niven, our Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on this evaluation, our executive officer concluded that our internal control over financial reporting was not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes based upon accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our executive officers concluded that, during the period covered by this annual report, our internal control over financial reporting was not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2011. However, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.	We did not have an audit committee. While we were not obligated to have an audit committee, including a member who is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures. In January 2012 we formed an audit committee comprised of our sole independent director.

2.	We did not maintain proper segregation of duties for the preparation of our financial statements. For part of the fiscal year ended December 31, 2011, we had one executive officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements and proper application of accounting policies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We formed an audit committee in January 2012.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed a Director
Craig Niven	55	Interim Chief Executive Officer, Interim Chief Financial Officer, Assistant Secretary and Director	June 3, 2010
Bruce Stewart	46	Director	June 3, 2010

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Our executive officers are appointed by the Board of Directors (the “Board”) and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Craig Niven has been a member of our Board of Directors since June 2010 and has served as our Assistant Secretary, Interim Chief Financial Officer and Interim Chief Executive Officer since November 2010, December 2010 and October 2011 respectively.  Mr. Niven is Chief Executive, an Investment Director and a 48% shareholder of Arlington Group Asset Management Limited, which is the Investment Manager of the Arlington Special Situations Fund Limited.  He was previously Chief Executive of Arlington Group Plc (a London Stock Exchange AIM listed investment company).  Prior to that, Mr. Niven acted as investment adviser to a number of public and private investment vehicles and was Chairman and Founding Director of Griffin Mining Limited.  Until 1995, Mr. Niven was a Director and Head of Corporate Finance at ANZ Grindlays Bank plc where he was responsible for origination and execution of cross border transactions in Europe, Asia and Africa.  He is currently a director of Power Capital Global Limited.  He also has a number of private interests in property, gaming and media related businesses.  Mr. Niven has a Masters degree in Economics from St. Catharine’s College Cambridge and is a Chartered Accountant.

Bruce Stewart has been a member of our Board of Directors since June 2010 and a member of our audit committee since January 2012.  Mr. Stewart has over 15 years experience in global financial markets, with an emphasis on natural resources and currently works as a consultant to mining companies.  He has worked in Australia, Asia, England and North America, including working with Jefferies and Co. in New York, where he was responsible for advising and raising capital for hedge and mutual funds.  In 2007, Mr. Stewart became a board member of BDI Mining, a diamond producer, where he negotiated a profitable sale of the company to GEM Diamonds.   Concurrently, he sat on the board of directors of an emerging copper and molybdenum producer with projects in China. Mr. Stewart is a director of Prime Minerals Ltd.

Corporate Governance

The Board believes that good corporate governance improves corporate performance and benefits all shareholders.

Board of Directors

The Board facilitates its exercise of independent supervision over the Company’s management through frequent meetings or unanimous consent resolutions of the Board. The Board is comprised of two directors consisting of Craig Niven and Bruce Stewart. The Board has no formal procedures designed to facilitate the exercise of independent supervision over management, relying instead on the integrity of the individual members of its management team to act in the best interests of the Company.

Mr. Niven is not independent as he is the Interim Chief Executive Officer, Interim Chief Financial Officer and Assistant Secretary of the Company. Mr. Stewart is independent and is an audit committee financial expert.

The Board does not have a nominating committee, and these functions are currently performed by the Board as a whole. However, if there is a change in the number of directors required by the Company, this policy will be reviewed.

Compensation

The Board is responsible for determining compensation for the directors of the Company to ensure it reflects the responsibilities and risks of being a director.

Other Board Committees

The Board has no other committees, other than the Audit Committee.

Audit Committee

The purpose of the Audit Committee is to assist our Board of Directors in its oversight of the integrity of the Company’s financial statements and other relevant public disclosures, the Company’s compliance with legal and regulatory requirements relating to financial reporting, the external auditors’ qualifications and independence and the performance of the internal audit function and the external auditors.

The member of the Company’s Audit Committee is Bruce Stewart, who is an audit committee financial expert.

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

The following table sets forth information concerning the total compensation paid or accrued by us for the fiscal year ended December 31, 2011 and 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011 and (ii) our two other most highly compensated employees (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)		Total ($)

David Cather, former Interim Chief Executive Officer and Director	Year Ended December 31, 2011	-	-	-	$43,277	-	-	$40,000	(2)	$83,277

Craig Niven, Interim Chief Executive Officer, Chief Financial Officer, Assistant Secretary, and Director	Year Ended December 31, 2011	-	-	-	$57,703	-	-	$120,000	(3)	$177,703

David Cather, Interim Chief Executive Officer, and Director	Year Ended December 31, 2010	-	-	-	$86,555	-	-	$90,000	(2)	$176,555

Craig Niven, Interim Chief Executive Officer, Interim Chief Financial Officer, Assistant Secretary and Director	Year Ended December 31, 2010	-	-	-	$86,555	-	-	$100,000	(3)	$186,555
David Rector, former CEO	Year Ended December 31, 2010	-	-	-	$12,623	-	-	$5,000	(4)	$17,623

(1)	Stock based compensation to executives is recognized over the vesting period of issued options based upon estimated fair value of issued options as of the date of grant. As of and during the year ended December 31, 2011, outstanding options to executives had $0 intrinsic value due to the exercise price being greater than the value of the Company’s common stock.
(2)	Since April 2010 through April 2011, we paid Cather Mining Consultancy, an entity controlled by Mr. Cather, $10,000 per month under a verbal month to month arrangement whereby we were provided with technical and managerial advice with respect to our resource projects. No other payments were made to Mr. Cather through his resignation date on October 18, 2011.
(3)	Since January 2011, we paid Arlington Group Asset Management Limited, a company 48% owned by Mr. Niven, $10,000 per month for services, which included the services of Mr. Niven as one of our directors under a verbal consulting agreement. Effective October 18, 2011, Mr. Niven replaced Mr. Cather to serve as Interim Chief Executive Officer. In June and December 2010, we paid Arlington Group Asset Management Limited one-time payments of $25,000 and $75,000, respectively, for services, which included the services of Mr. Niven as one of our directors under a verbal consulting agreement.
(4)	During 2009 and through October 2010, we paid $500 per month to Mr. Rector for services rendered by him as our sole officer. During the quarter ended June 30, 2010, $7,500 of the amount due to Mr. Rector was paid on our behalf by a major shareholder and treated as a contribution of capital. Mr. Rector resigned his executive officer positions in November 2010.

Employment Agreements with Executive Officers

We do not have any written employment agreements or arrangements with any of our named executive officers. Any compensation paid to our named executive officers was agreed upon by verbal agreement, as indicated in the footnotes to the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the named executive officers at December 31, 2011.

Option Awards (1)
Name and Principal Position	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option plan exercise price	Option expiration date
David Cather, former Interim Chief Executive Officer	-	-	-	-

Craig Niven, Interim Chief Executive Officer, Interim Chief Financial Officer, Assistant Secretary and Director	-	1,333,333	666,667	$0.20		(1)

(1)	These options are exerciseable for a period of five years, commencing three years from the date of grant, subject to prior vesting as follows: one-third of the options vest on the date of grant, one-third on the anniversary of the date of grant and one-third on the second anniversary of the date of grant, provided that the holder is still a director on the applicable vesting date.

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

Compensation of Directors

The following table sets forth information regarding compensation accrued to the Company’s directors for the fiscal year ended December 31, 2011. The compensation of Mr. Cather and Mr. Niven, who were both directors and officers of the Company during such fiscal year, is covered in the Summary Compensation Table above.

Director Compensation

Name	Fees earned or paid in cash	Stock awards	Option Awards	Non-equity incentive plan compen- sation	Nonqualified deferred compensation earnings	All other compen- sation	Total

Bruce Stewart	$24,174	-	-	-	-	-	$24,174	(1)

(1)	Since June 2010, Bruce Stewart is entitled to receive $2,000 in Australian dollars per month for serving as one of our directors. In June 2010, we granted Mr. Stewart 2,000,000 stock options pursuant to our Plan. On December 28, 2010, Mr. Stewart relinquished 1,333,333 of the 2,000,000 stock options granted to him during June 2010. The remaining 666,667 stock options granted to Mr. Stewart during June 2010 were fully vested at December 31, 2011.

Equity Incentive Plan

In April 2008, our Board of Directors and stockholders adopted our Plan pursuant to which a total of 40,000,000 shares of our common stock (adjusted for the 20 to 1 forward stock split in the form of a dividend that we effected in May 2010) could be issued pursuant to awards granted thereunder as at November 30, 2009.  In June 2010, our Board of Directors amended our Plan to reduce the number of shares of our common stock available for issuance pursuant to awards granted thereunder to 10,000,000.  If an incentive award granted under our Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under our Plan. As of March 29, 2011, we have granted options to purchase an aggregate of 8,350,000 shares of our common stock under our Plan, 1,683,333 of which were cancelled during 2010 with an additional 4,000,000 shares forfeited in 2011, leaving 2,666,667 options outstanding as of such date. As such, options to purchase an aggregate of 7,333,333 shares of our common stock remain issuable under our Plan as of December 31, 2011.

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

Each option is exercisable for a period of five years commencing three years from the date of grant, subject to prior vesting, and can be exercised for the purchase of one share of our common stock, during such exercise period at a price of $0.20 per share.  One-third of such options vest on each of the date of grant, the first anniversary of the date of grant and the second anniversary of the date of grant, provided that the holder is still a director on the applicable vesting date. Upon the November 2010 resignation of David Rector as an officer and director of the Company, 233,333 of the 350,000 options granted to Mr. Rector were forfeited. Mr. Rector had until December 2010 to exercise his 116,667 remaining options, but did not notify us that he wished to do so and such shares then became available for further awards under our Plan. On December 28, 2010, Bruce Stewart relinquished 1,333,333 of the 2,000,000 options we granted to him in June 2010. Mr. Stewart’s 1,333,333 forfeited options became available for further awards under our Plan effective as of that date. Upon the February and October 2011 resignations of Andrew Neale and David Cather, respectively, as our directors, 2,666,666 of their shares were forfeited. As Mr. Neale and Mr. Cather did not exercise their vested 1,333,334 shares within 30 days of resignation, the vested options were also forfeited.

As of December 31, 2011, we had outstanding 2,666,667 nonqualified stock options under our Plan, with an exercise price of $0.20 per share. As of December 31, 2011, 7,333,333 shares remain available for issuance under our Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 28, 2012 by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

Craig Niven	0	(4)	*
Bruce Stewart	0	(5)	*

All directors and executive officers as a group of 2 persons)	0	(6)	*

John Paul DeJoria Family Trust c/o John Paul Mitchell Systems 9701 Wilshire Blvd., Suite 1205 Beverly Hills, CA 90212	10,750,000		11.56%

IIU Nominees Limited IFSC House Custom House Quay Dublin 1 Ireland	5,000,000		5.38%

Ocean Group International SA Portland House, Bresseudeu Place 9th Floor London, SW1E 5NP, United Kingdom	5,000,000		5.38%

Trendex Invest S A 112 Bonadie Street Kingstown St Vincent	5,000,000	(7)	5.38%

* Less than 1%.

* Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is Universal Gold Mining Corp., c/o Craig Niven, 2nd Floor, 18 Pall Mall, London, United Kingdom.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 28, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based upon 93,012,500 shares of our common stock outstanding as of February 28, 2012.

(4)	Does not include 2,000,000 shares of our common stock issuable upon the exercise of options granted to Mr. Niven under our Plan, which are not exercisable within 60 days.

(5)	Does not include 666,667 shares of our common stock issuable upon the exercise of options granted to Mr. Stewart under our Plan which are not exercisable within 60 days. On December 28, 2010, Bruce Stewart relinquished 1,333,333 of the 2,000,000 options we granted to him in June 2010.

(6)	Does not include an aggregate of 2,666,667 shares of our common stock issuable upon the exercise of options granted to Mr. Niven and Mr. Stewart under our Plan, which are not exercisable within 60 days.

(7)	Estimate of beneficial ownership, based on information available to us. The shares indicated as beneficially owned may include shares held in street name or the name of a nominee, and beneficial ownership may have been disposed of and/or acquired without our knowledge.

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

In April 2008, we issued 90,200,000 fully paid and non-assessable shares of our common stock (adjusted for the 20 to 1 forward stock split in the form of a dividend that we effected in May 2010) to Linda Farrell, our former President and Sole Director, for services rendered by her to us.

During the three month period ended March 31, 2010, we received $18,213 in advances from a major shareholder to cover operating expenses, resulting in a total outstanding advance from the shareholder of $100,618 at March 31, 2010. The advances were non-interest bearing. During the three month period ended June 30, 2010, this payable was forgiven by the major shareholder and treated as a contribution of capital, along with an additional capital contribution of $66,434, also used to pay operating expenses, resulting in an aggregate capital contribution of $167,052 during the year ended December 31, 2010.

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

As of November 2010. Grafton owns 2,000,000 shares (or approximately 2.3%) of our outstanding common stock David Cather, our former Interim Chief Executive Officer and former member of our Board of Directors was also a retained consultant to Grafton.  Craig Niven, our Interim Chief Executive Officer and Interim Chief Financial Officer and a member of our Board Directors, is a director of and 48% shareholder in the investment manager of Arlington Special Situations Fund Limited which previously owned $2,000,000 of convertible loan notes issued by Grafton. Grafton is also the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

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

From June 2010 to February 2011, we paid Andrew Neale, a member of our Board of Directors, through Domaro Resources, a company owned by Mr. Neale, CDN$10,000 (approximately $10,199) per month plus 12% Canadian Value Added Tax under a verbal month to month arrangement under which Mr. Neale provided us with assistance and support in identifying and evaluating mining exploration and acquisition opportunities on a global basis. As of February 2011, Mr. Neale is no longer a director and as such, he no longer receives such payment.

From April 2010 to April 2011, we paid Cather Mining Consultancy, an entity controlled by Mr. Cather, $10,000 per month under a verbal month to month arrangement whereby we are provided with technical and managerial advice with respect to our resource projects. As of October 2011, Mr. Cather resigned from his positions as our Interim Chief Executive Officer and as a member of our Board of Directors and any committees thereof.

In June 2010, we paid Arlington Group Asset Management Limited, a company 48% owned by Mr. Niven, a one-time payment of $25,000 under a verbal consulting agreement for certain services which included Mr. Niven serving as one of our directors. The services, which covered the period from March 2010 through the date of payment, consisted of investigation and analysis of potential acquisition opportunities and management services. In December 2010, we paid Arlington Group Asset Management Limited a one-time payment of $75,000 under a verbal consulting agreement for certain services which included Mr. Niven serving as one of our directors. Arlington Group Asset Management Limited continues to bill us on an ad hoc basis. We paid Arlington Group Asset Management Limited $120,000 during the year ended December 31, 2011 relating to work performed in 2011.

Since June 2010, Bruce Stewart is entitled to receive $2,000 Australian dollars per month for serving as one of our directors. We paid Bruce Stewart $24,174 during the year ended December 31, 2011 relating to work performed in 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

GBH, CPAs, PC serves as our independent registered public accounting firm.

Audit Fees

For the fiscal year ended December 31, 2011, we incurred aggregate fees and expenses of $37,350 from GBH, CPAs, PC. Such fees were for the performance of the annual audit for the fiscal year ending December 31, 2011.

For the fiscal year ended December 31, 2010, we incurred aggregate fees and expenses of $57,000 from GBH, CPAs, PC. Such fees were for the performance of the annual audit for the fiscal year ending December 31, 2010.

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010
Audit fees (1)	$37,350	$57,000
Audit-related fees (2)	$4,000	$4,470
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$41,350	$61,470

(1)	“Audit fees” consists of fees incurred for professional services rendered for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.
(2)	“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”
(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our Audit Committee or unless the services meet certain de minimis standards. The Audit Committee is authorized by the Board to review the performance of the Company’s external auditors and approve in advance provision of services other than auditing and to consider the independence of the external auditors, including a review of the range of services provided in the context of all consulting services bought by the Company. The Audit Committee appoints the Company’s external auditors each year, which appointment is submitted for ratification to the shareholders of the Company at the annual general meeting of the shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following have been filed with this annual report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2011 and 2010

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010, and the period from May 3, 2006 (Inception) through December 31, 2011

4.	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from May 3, 2006 (Inception) to December 31, 2011

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the period from May 3, 2006 (Inception) through December 31, 2011

6.	Notes to Consolidated Financial Statements

Exhibit No.	Description
2.1*	Hemco Option Agreement, dated as of November 30, 2010, between Registrant and N.C.G.A Project Acquisition Corp. (Previously filed on December 6, 2010 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.2*	Share Purchase Agreement, dated as of November 30, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on December 6, 2010 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.3*	Amendment No. 1 to the Hemco Option Agreement, dated as of December 31, 2010, between N.C.G.A. Project Acquisition Corp. and Registrant (Previously filed on January 6, 2011 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.4*	Amendment No. 1 to the Share Purchase Agreement, dated as of December 31, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on January 6, 2011 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.1*	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 14, 2008 (Previously filed on April 18, 2008 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.2*	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 9, 2010 (Previously filed on April 15, 2010 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.3*	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 29, 2010 (Previously filed on January 3, 2011 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.4*	Amended and Restated Bylaws of Registrant (Previously filed on March 31, 2011 as exhibit 3.4 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.1*	2008 Equity Incentive Plan (Previously filed on March 2, 2009 as exhibit 10.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.2*	Assignment of Promissory Note and Release dated as of February 3, 2010, by and between Registrant and the John Thomas Bridge and Opportunity Fund, LP (Previously filed on June 10, 2010 as exhibit 10.6 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.3*	Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of April 23, 2010 (Previously filed on June 10, 2010 as exhibit 10.7 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.4*	Cancellation Agreement between the Registrant and Linda Farrell, dated May 24, 2010 (Previously filed on June 10, 2010 as exhibit 10.8 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.5*	Amendment Number 1 to 2008 Equity Incentive Plan (Previously filed on June 10, 2010 as exhibit 10.9 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.6*	Amendment to Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of June 4, 2010 (Previously filed on June 10, 2010 as exhibit 10.10 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.7*	Put and Call Option Agreement dated June 29, 2010 between Grafton Resource Investments Ltd. and Universal Hold Holdings (Cayman) Ltd. (Previously filed on August 23, 2010 as exhibit 10.5 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.8*	Deed of Variation to Put and Call Option Agreement dated June 29, 2010, dated August 24, 2010 (Previously filed on August 26, 2010 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.9*	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.10 per share (Previously filed on May 27, 2010 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.10*	Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.10 per share, dated as of May 24, 2010 (Previously filed on May 27, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.11*	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.40 per share (Previously filed on November 15, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.12*	Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.40 per share, dated as of September 20, 2010 (Previously filed on November 15, 2010 as exhibit 10.3 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

14.1*	Code of Ethics (Previously filed on March 2, 2009 as exhibit 14.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

21.1**	List of Subsidiaries

31.1 and 31.2**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and 32.2**§	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**§§	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and December 31, 2010, and the period from May 3, 2006 (Inception) through December 31, 2011, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010, and the period from May 3, 2006 (Inception) through December 31, 2011, and (iv) the notes to Consolidated Financial Statements.

*	Previously filed and incorporated by reference.
**	Filed herewith.

§ This certification is being furnished and shall not be deemed “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

UNIVERSAL GOLD MINING CORP.

Dated: February 29, 2012	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Executive Officer, Interim Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Craig Niven	Interim Chief Executive Officer, Interim
Craig Niven	Chief Financial Officer, Assistant	February 29, 2012
Secretary and Director

/s/ Bruce Stewart	Director	February 29, 2012
Bruce Stewart

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Universal Gold Mining Corp.

(An Exploration Stage Company)

London, United Kingdom

We have audited the accompanying consolidated balance sheets of Universal Gold Mining Corp. (an Exploration Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and for the period from May 3, 2006 (Inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements for the period from May 3, 2006 (inception) to November 30, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Gold Mining Corp. (an Exploration Stage Company) as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, and 2010, and for the period from May 3, 2006 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $5,163,259, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
February 29, 2012

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$297,590	$947,153
Other receivables, net of allowance	-	-
Marketable securities – available for sale	269,610	-
Employee receivable	-	1,084
Related party receivable	-	5,258
Goods and services tax refund receivable	-	16,328
Prepaid expenses	-	1,866
Total Current Assets	567,200	971,689

Property and equipment, net	-	3,613
Investment in mining option	-	2,300,000

Total Assets	$567,200	$3,275,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$92,668	$326,228
Accounts payable-related party	111	65,183
Accrued liabilities	36,000	258,020
Total Current Liabilities	128,779	649,431

Total Liabilities	128,779	649,431

Stockholders' Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500 shares issued and outstanding as of December 31, 2011 and 2010	93,013	93,013
Additional paid-in capital	5,977,007	5,866,408
Deficit accumulated in the exploration stage	(5,163,259)	(3,335,686)
Other comprehensive income (loss)	(468,340)	2,136
Total Stockholders' Equity	438,421	2,625,871

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$567,200	$3,275,302

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2011	Year Ended December 31, 2010	May 3, 2006 (Inception) Through December 31, 2011

Revenues	$-	$-	$-

Expenses
General and administrative	1,166,488	2,810,478	4,151,005
Mineral expenditures	-	-	6,750
Depreciation	198	340	538
Loss on sale of mining options	660,015	-	660,015
Impairment loss (mineral claims and mining options)	-	375,000	376,410
Loss on disposal of fixed assets	3,518	-	3,518
Total Expenses	1,830,219	3,185,818	5,198,236

Other Income (Expense)
Foreign currency exchange gain	2,646	31,666	34,312
Interest income	-	665	161,827
Interest expense	-	-	(161,162)
Total Other Income (Expense)	2,646	32,331	34,977

Net Loss	(1,827,573)	(3,153,487)	(5,163,259)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(2,136)	2,136	-
Unrealized loss on marketable securities	(468,340)	-	(468,340)
Total Other Comprehensive Income (Loss)	(470,476)	2,136	(468,340)

Total Comprehensive Loss	$(2,298,049)	$(3,151,351)	$(5,631,599)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,012,500	133,966,507

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock			Deficit
	Shares	Amount	Additional Paid-in Capital	Accumulated in the Development Stage	Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at Inception on May 3, 2006	-	$-	$-	$-	$-	$-
Common stock issued at $0.0025 on 8/4/06	60,000,000	60,000	(52,500)	-	-	7,500
Net loss, period from May 3, 2006 (Inception) to November 30, 2006	-	-	-	(2,646)	-	(2,646)
Balance, November 30, 2006	60,000,000	$60,000	$(52,500)	$(2,646)	$-	$4,854

Common stock issued at $0.01 on 3/29/07	31,800,000	31,800	(15,900)	-	-	15,900
Common stock issued at $0.01 on 4/3/07	3,200,000	3,200	(1,600)	-	-	1,600
Common stock issued at $0.01 on 4/4/07	8,000,000	8,000	(4,000)	-	-	4,000
Common stock issued at $0.01 on 4/10/07	7,000,000	7,000	(3,500)	-	-	3,500
Net loss	-	-	-	(13,355)	-	(13,355)
Balance, November 30, 2007	110,000,000	$110,000	$(77,500)	$(16,001)	$-	$16,499

Common stock issued on 4/1/08 to director for services rendered	90,200,000	90,200	(45,100)	-	-	45,100
Net loss	-	-	-	(97,440)	-	(97,440)
Balance, November 30, 2008	200,200,000	$200,200	$(122,600)	$(113,441)	$-	$(35,841)

Net loss	-	-	-	(65,598)	-	(65,598)
Balance, November 30, 2009	200,200,000	$200,200	$(122,600)	$(179,039)	$-	$(101,439)

Net loss	-	-	-	(3,160)	-	(3,160)
Balance, December 31, 2009	200,200,000	$200,200	$(122,600)	$(182,199)	$-	$(104,599)

Common stock cancellation on 5/24/10	(150,200,000)	(150,200)	128,700	-	-	(21,500)
Common stock issued at $0.10 on 5/24/10 to 6/29/10	38,000,000	38,000	3,719,428	-	-	3,757,428
Common stock issued on 6/21/10 for services rendered	325,000	325	194,675	-	-	195,000
Common stock issued at $0.10 on 7/8/10	1,500,000	1,500	148,500	-	-	150,000
Common stock issued at $0.40 on 9/20/10	2,000,000	2,000	798,000	-	-	800,000
Common stock issued at $0.40 on 10/14/10 to 11/2/10	1,187,500	1,188	473,812	-	-	475,000
Stock-based compensation	-	-	358,841	-	-	358,841
Contributed capital	-	-	167,052	-	-	167,052
Net loss	-	-	-	(3,153,487)	-	(3,153,487)
Foreign currency translation adjustment	-	-	-	-	2,136	2,136
Balance, December 31, 2010	93,012,500	$93,013	$5,866,408	$(3,335,686)	$2,136	$2,625,871

Stock-based compensation	-	-	110,599	-	-	110,599
Net loss	-	-	-	(1,827,573)	-	(1,827,573)
Foreign currency translation adjustment	-	-	-	-	(2,136)	(2,136)
Change on value of marketable securities	-	-	-	-	(468,340)	(468,340)
Balance, December 31, 2011	93,012,500	$93,013	$5,977,007	$(5,163,259)	$(468,340)	$438,421

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	May 3, 2006 (Inception) Through December 31, 2011
Cash flows from operating activities
Net loss	$(1,827,573)	$(3,153,487)	$(5,163,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198	340	538
Stock based compensation	110,599	553,841	709,540
Loss on disposal of fixed assets	3,518	-	3,518
Loss on sale of mining option	660,015	-	660,015
Impairment expense (mineral claims and mining options)	-	375,000	376,410
Expenses paid by stockholder	-	14,500	14,500
Bad debt expense	2,803	66,367	69,170
Foreign currency exchange gain	(2,646)	(31,666)	(34,312)
Changes in operating assets and liabilities:
Employee receivable	1,057	(1,057)	-
Related party receivable	5,125	(5,125)	-
Other receivable - GST	13,133	(81,013)	(70,380)
Prepaid expenses and other current assets	1,822	683	2,505
Accounts payable	(233,453)	439,972	219,643
Accounts payable – related party	(64,765)	57,356	91
Accrued liabilities and expenses	(96,931)	132,926	38,655

Net cash used in operating activities	(1,427,098)	(1,631,363)	(3,173,366)

Cash flows from investing activities
Issuance of note receivable	-	-	(338,838)
Purchases of property and equipment	-	(4,045)	(4,045)
Proceeds from sale of mining option	902,035	-	902,035
Purchase of put and call option/convertible note	-	(1,027,276)	(1,027,276)
Proceeds from exercise of put option on convertible note	-	1,059,100	1,059,100
Cash paid for investment in mining option	(125,000)	(2,550,000)	(2,675,000)
Net cash provided by (used in) investing activities	777,035	(2,522,221)	(2,084,024)

Cash flows from financing activities
Advances from stockholder	-	-	82,405
Repayment of advance from stockholder	-	(82,405)	(82,405)
Issuance of common stock, net of offering costs	-	5,182,428	5,214,928
Borrowings on debt, net of costs	-	-	338,838
Net cash provided by financing activities	-	5,100,023	5,553,766

Effect of exchange rates on cash activities	500	714	1,214

Net Increase (Decrease) in Cash	(649,563)	947,153	297,590
Cash at Beginning of Period	947,153	-	-
Cash at End of Period	$297,590	$947,153	$297,590

Supplemental Disclosures
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:
Assignment of note receivable for satisfaction of note payable	$-	$500,000	$500,000
Discount on note receivable	$-	$-	$161,162
Contributed capital – payables settled by stockholder	$-	$145,552	$145,552
Contributed capital – shares acquired by stockholder and cancelled	$-	$21,500	$21,500
Investment in mining option – accrued and impaired	$-	$125,000	$125,000
Receipt of marketable securities in sale of mining option	$737,950	$-	$737,950
Change in unrealized loss on marketable securities	$(468,340)	$-	$(468,340)

The accompanying notes are an integral part of these financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Gold Mining Corp. (“we,” “Universal” or the “Company”) was incorporated on May 3, 2006 under the laws of the State of Nevada.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Change in Year End

On May 19, 2010, the Company determined to change its fiscal year from November 30 to December 31. As the transition period covered a period of one month, the Company was not required to file a transition report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGMC ceased operations in February 2011 and was dissolved in October 2011. All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2011, the amounts held in banks exceeded the insured limit by $47,590. The Company has not incurred losses related to these deposits.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Marketable Securities

Marketable securities consist of equity securities, available for sale, which are publicly traded on national exchanges. At December 31, 2011, marketable securities consisted entirely of shares in Rio Novo Gold Inc., (“Rio Novo”) a company whose ordinary shares trade on the Toronto Stock Exchange. Available for sale securities are reported at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income.

We evaluate our investment securities on a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary impairments (“OTTI”). A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and its fair value becomes the new cost basis of the security.

Rio Novo is a Toronto, Ontario based company focused on the acquisition, exploration and development of gold mineral resources in South America. The fair value of common shares of Rio Novo is subject to risk associated with operations in South America and the gold mining industry.

Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2010, the Company’s accounts receivable were composed primarily of receivables from employees, related parties and third parties. The Company performs credit evaluations prior to advancing funds or granting credit to third parties and generally does not require collateral. The Company maintains an allowance for doubtful accounts for amounts in which collection is not assured. There were no accounts receivable as of December 31, 2011.

Goods and Services Tax Refund Receivable

The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada. These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold. Because the Company had more tax credits than taxes collected, as of December 31, 2010, the Company was due a refund of $16,328, which was refunded to the Company during the quarter ended September 30, 2011. The Company’s Canadian subsidiary was dissolved in October 2011. There were no outstanding balances for goods and services tax receivable or payable as of December 31, 2011.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives of five years. During the year ended December 31, 2011 and the period from May 3, 2006 (Inception) through December 31, 2011, we recognized a loss of $3,518 on disposal of property and equipment held by UGMC.

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

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

Fair Value Measurements

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of cash, marketable securities traded on national exchanges, and accounts payable. The Company believes the carrying value of its cash and accounts payable approximate fair value because of the short-term nature or maturity of the instruments.

Stock-Based Compensation

The Company’s Board of Directors approved the 2008 Equity Incentive Plan (the “2008 Plan”), under which the Company may issue stock options. All share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statement of operations and other comprehensive income (loss) based upon their estimated fair value as of the date of grant.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the earlier of either the date of settlement or the most recent intervening balance sheet date. The Company recognized a foreign currency exchange gain of $2,646 and $31,666 for the years ended December 31, 2011 and 2010, respectively. From May 3, 2006 (Inception) through December 31, 2011, the Company recognized a foreign currency exchange gain of $34,312.

Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is attributable to unrealized gains/losses on foreign currency translation adjustments and gain/loss on change in fair value of marketable securities available for sale. During the year ended December 31, 2011 and since May 3, 2006 (Inception) through December 31, 2011, the Company recorded an unrealized loss on its marketable securities in the amount of $468,340. The Company did not hold any marketable securities during the year ended December 31, 2010. During the year ended December 31, 2011, the Company recognized a foreign currency translation loss of $2,136 and recognized a foreign currency translation gain of $2,136 during the year ended December 31, 2010.

Earnings (Loss) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of outstanding option grants to employees and directors and contained an exercise price that was greater than the value of the Company’s common stock at December 31, 2011.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued.  The Company, which files reports with the U.S. Securities and Exchange Commission (the “SEC”), considers its consolidated financial statements issued when they are widely distributed to users, such as upon filing of the financial statements on EDGAR, the SEC’s Electronic Data Gathering, Analysis and Retrieval system.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance does not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented this amended accounting guidance in our consolidated financial statements as of and for the years ended December 31, 2011 and 2010.

In December 2011, the FASB deferred an effective date for amendments issued in June 2011 that relate to the presentation of reclassifications of items out of accumulated other comprehensive income. All other requirements in ASU issued in June 2011 are not affected, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $5,163,259 since its inception. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

NOTE 4 – INVESTMENT IN MINING OPTION

On June 4, 2010, the Company made the first payment under an Option Agreement (as amended, the “Option Agreement”) dated as of April 23, 2010 among the Company and Core Values Mining & Exploration Company, a Cayman Islands corporation (“CVMEC”), and Core Values Mining & Exploration Company’s wholly owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provided the Company with the right to acquire up to a 50% interest in a 164-hectare gold prospect, which is located approximately 10 kilometers southeast of the city of Manizales in Colombia (the “Toldafria Prospect”).

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

In May 2011, UGH sold to Rio Novo all of its rights, title and interest in the Option Agreement, and all its interest in the Toldafria Prospect. In connection with the sale of the rights, title and interest in the Option Agreement, Rio Novo paid to UGH a total amount of $902,035, of which $300,000 was paid in cash and $602,035 was settled in cash by way of refunding escrow to UGH. Rio Novo also issued 500,000 of its ordinary shares, initially valued at $737,950 to UGH. Rio Novo has also agreed to deliver to UGH or its designee an additional 766,667 Rio Novo ordinary shares (“Contingent Sales Proceeds”) upon (1) the Caldas State Government Mining Delegation (Colombia) granting a concession, exploitation or exploration right or any renewal or extension of any such existing right to Nestor Gutierrez, CVME, CVMEC, Rio Novo or any of their affiliates in connection with the Toldafria Prospect having a term of not less than 20 years and (2) confirmation by CorpoCaldas (the Caldas State Environment Authority) that the project mineral rights are excluded from the alleged existing Reserva de Foresta Regional covering certain parts of the Toldafria Prospect area so as to allow exploration and mining activities within the area covered by the Toldafria Prospect. Rio Novo now owns 100% of the Toldafria Prospect.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

The Company recognized a loss on the sale of sale of its rights, title and interest in the Option Agreement and its interest in the Toldafria Prospect of $660,015. The Company did not record the Contingent Sales Proceeds prior to or as of December 31, 2011 due to uncertainty regarding its ultimate realization. Upon receipt of the Contingent Sales Proceeds, if receipt was to occur, the Company would record the additional shares of Rio Novo at the fair market value as of the date of receipt and reduce the loss recognized on the sale of its interest in the Option Agreement.

NOTE 5 – MARKETABLE SECURITIES AND FAIR VALUE CONSIDERATION

At December 31, 2011, the Company owned marketable securities available for sale, consisting of 500,000 Rio Novo ordinary shares that are traded on the Toronto Stock Exchange and valued at $269,610. At December 31, 2011, an unrealized loss of $468,340 is included in other comprehensive income (loss) in the accompanying balance sheet. The change in unrealized loss included in other comprehensive income during 2011 was also $468,340. No realized gains or losses on investment securities were recognized during the years ended December 31, 2011 or 2010. The Company did not hold any marketable securities at December 31, 2010.

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

The Company classifies the fair value of its marketable securities as Level 1 instruments, in that the fair value is determined using unadjusted quoted prices on national exchanges. At December 31, 2011, the aggregate Level 1 fair value of the Rio Novo ordinary shares was $269,610. There were no reclassifications between levels during the periods presented.

We reviewed our investment in Rio Novo for declines in fair value that we determine to be OTTI as of December 31, 2011. For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss in our Consolidated Statements of Operations. We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For the year ended December 31, 2011, no OTTI charges were required. The Company did not hold marketable securities prior to May 2011.

NOTE 6 – OTHER RECEIVABLES

At December 31, 2011 and December 31, 2010, the Company had other receivables in the gross amount of $0 and $66,367, respectively, resulting from the Company’s advancement of funds to an unrelated party that shared office space with UGMC and for amounts due to the Company as reimbursement by the unrelated party for shared office expenses. These receivables were not collateralized, were interest free and were due on demand. The Company established an allowance for doubtful accounts at December 31, 2010 for the full amount of the receivables, based upon its assessment that these receivables are uncollectible. During the year ended December 31, 2011, the Company wrote off the full amount of these receivables against the allowance. The Company had no other third party receivables outstanding at December 31, 2011 and December 31, 2010.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

Grafton owns 2,000,000 shares (or approximately 2.3%) of the Company’s outstanding common stock.  David Cather, a former member of the Company’s Board of Directors, was a retained consultant to Grafton.  Craig Niven, a member of the Company’s Board of Directors and its sole officer, is a director of and 48% shareholder in Arlington Group Asset Management Limited, which is the Investment Manager of the Arlington Special Situations Fund Limited. Arlington Special Situations Fund Limited previously owned $2,000,000 face amount of the Kolar Note issued by Grafton. Grafton is also the owner of 7,160,000 (or approximately 15.6% of the outstanding) Kolar Shares.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 8 – HEMCO OPTION – ACQUISITION COSTS

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

The Share Purchase Agreement and the transactions contemplated thereunder were terminated because the closing did not occur on or before February 15, 2011 and, accordingly, the Company determined not to exercise the Hemco Option. The Company determined not to proceed with a private placement of its securities to obtain proceeds that would have been used to acquire the Hemco Assets. The Company incurred total costs and impairment expense of $1,622,261, of which $353,694 and $1,268,567 costs were incurred during the years ended December 31, 2011 and 2010, respectively, in connection with the Company’s execution of the Hemco Option Agreement and the Hemco Option Agreement Amendment and its efforts to raise the funding necessary to exercise the Hemco Option. The costs are included in general and administrative expenses on the Company’s consolidated statements of operations and other comprehensive income (loss).

NOTE 9 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

At December 31, 2011 and 2010, the Company owed $111 and $65,183, respectively, to certain members of its Board of Directors (“Directors”) for director fees and consulting fees.

Employee and Related Party Receivables

The Company had no outstanding employee or related party receivables at December 31, 2011. At December 31, 2010, the Company had outstanding employee receivables of $1,084 related to the Company’s payment of employee payroll taxes on behalf of certain non-officer employees. At December 31, 2010, the Company had outstanding related party receivables of $5,258, due from Yellowhead Mining, Inc. (“Yellowhead”). A former director of the Company serves as Yellowhead’s Chief Operating Officer. Yellowhead shared office space with UGMC, and the receivables are reimbursement of shared office expenses paid by the Company.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Compensation of Directors

Director fees totaled $24,174 and $19,000 for the years ended December 31, 2011 and 2010, respectively. Consulting fees paid to directors through Cather Mining Consultancy and Arlington Group Asset Management Limited, companies controlled or majority owned by our directors, totaled $160,000 and $229,788 for the years ended December 31, 2011 and 2010, respectively. Director fees and consulting fees paid to directors are included in general and administrative expenses on the consolidated statements of operations and other comprehensive income (loss).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse affect on its business, financial condition, operating results or cash flows.

Liquidated Damages

In connection with the Company’s July 2010 private placement of common shares, the Company granted registration rights to the investors. The Company was not able to file the registration statement by the date required by the Offering and the Company is obligated to pay liquidated damages of $36,000. As of December 31, 2011 and 2010, the Company had recorded an accrual for liquidated damages of $36,000, which is included in accrued liabilities.

NOTE 11 – PROVISION FOR INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Deferred tax assets and liabilities at December 31, 2011 and 2010 totaled a net deferred tax asset of $1,558,802 and $877,209, respectively. At December 31, 2011 and 2010, the Company provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. The Company’s effective tax rate differs from the statutory rate of 35% due to a $681,592 and $877,209 increase in the valuation allowance for the years ended December 31, 2011 and 2010, respectively, and stock-based compensation.

At December 31, 2011, the Company has net operating loss carryforwards totaling approximately $4,454,000 for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2027 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2007 through 2010 are open to examination. At December 31, 2011 and 2010, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

NOTE 12 – EQUITY

Common Stock

On March 22, 2010, the Company’s Board of Directors approved a 20-for-1 forward stock split (the “Forward Split”) of the Company’s common stock in the form of a stock dividend. The record date for the Forward Split was April 19, 2010, the payment date was May 7, 2010 and the ex-dividend date was May 10, 2010.  All share and per share information has been retroactively adjusted to reflect the Forward Split.  The par value of the Company’s common stock was unchanged by the Forward Split.

On December 29, 2010, the Company’s stockholders approved an increase in total authorized shares of common stock from 300,000,000 to 1,500,000,000, par value $0.001 per share.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Cancellation Agreement

Pursuant to a Cancellation Agreement dated May 24, 2010 between the Company and Linda Farrell, its majority stockholder at that time, all 150,200,000 shares of the Company’s common stock held by Ms. Farrell were returned to the Company and cancelled in exchange for $20,000 cash and reimbursement of legal fees of $1,500. Immediately prior to the cancellation, Ms. Farrell was the beneficial owner of approximately 67.3% of the Company’s outstanding common stock, accordingly, the cancellation may be deemed a change in control. The cash and legal fee reimbursement were paid by a Company shareholder on the Company’s behalf and have been treated as contributed capital in the statement of changes in stockholders’ equity (deficit).

Private Placement Completed July 2010

On May 24, 2010, the Company completed the initial closing of a private placement offering of shares of the Company’s common stock, at $0.10 per share, to foreign and accredited investors. The Company sold an aggregate of 23,000,000 shares in the initial closing of the offering, resulting in gross proceeds of $2,300,000. On June 22, 2010 and June 29, 2010, the Company completed additional interim closings of the offering, at $0.10 per share, to additional Investors, through which the Company sold 15,000,000 additional shares, resulting in aggregate additional gross proceeds of $1,500,000. The Company incurred closing costs of $42,572 related to the initial and interim sales of 38,000,000 shares pursuant to the offering, resulting in net proceeds from the offering of $3,757,428.

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

Capital Contribution

During the year ended December 31, 2010, the Company’s existing stockholders paid certain expenses and accounts payable totaling $167,052 on behalf of the Company.  No shares were issued in exchange for this capital contribution.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Shares for Services

Pursuant to a Consulting Services Agreement and an Advisory Services Agreement, each between the Company and one of two unrelated firms, and each dated as of June 21, 2010, the Company issued, during June 2010, an aggregate of 325,000 shares of common stock as consideration for professional services previously rendered relating to business development and corporate finance. The 325,000 shares issued during June 2010 were valued at $195,000, or $0.60 per share, using the closing price of the Company’s common stock on the date the agreement was executed. The Company recognized non-cash consulting fees of $195,000 during the year ended December 31, 2010 in connection with these issuances.

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

The Company recognizes the fair value of share-based payments over the service or vesting periods of the awards. Compensation expense related to options granted totaled $110,599 and $358,841 for the years ended December 31, 2011 and 2010, respectively. Measured, but unrecognized stock-based compensation expense at December 31, 2011 was $28,852, which is expected to be recognized as expense over a six month period.

Stock option activity and related information for the years ended December 31, 2011 and 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-
Granted	8,350,000	$0.20
Exercised	-
Forfeited	1,683,333	$0.20
Outstanding at December 31, 2010	6,666,667	$0.20	$-
Granted	-
Exercised	-
Forfeited	4,000,000	$0.20
Outstanding at December 31, 2011	2,666,667	$0.20	$-

Vested at December 31, 2011	2,000,000	$0.20	$-

Exercisable at December 31, 2011	2,000,000

Outstanding options had $0 intrinsic value at December 31, 2011 and 2010, due to the exercise price being greater than the value of the Company’s common stock at each respective date.

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

Universal Gold Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

On February 28, 2011 and October 18, 2011, Andrew Neale and David Cather, respectively, resigned from the position as a member of the Company’s Board of Directors and any committees thereof effective as of such date. During 2010, both Mr. Neale and Mr. Cather were granted 2,000,000 options, of which 666,667 and 1,333,333 options, respectively, were fully vested and forfeited as of Mr. Neale’s and Mr. Cather’s respective resignation dates.

As of December 31, 2011, 7,333,333 shares remain available for issuance under the 2008 Plan.

NOTE 14 – SUBSEQUENT EVENTS

On February 2, 2012, the Company sold 75,000 ordinary shares of Rio Novo.  The net proceeds from such sale, after broker commissions, were approximately $66,089.

