Form 10-Q
period 2012-03-31
UNIVERSAL GOLD MINING CORP.
filed 2012-05-10
CIK 1375596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, there were 93,012,500 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and December 31, 2011	4

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and March 31, 2011 and the period from May 3, 2006 (Inception) through March 31, 2012	5

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and March 31, 2011 and the period from May 3, 2006 (Inception) through March 31, 2012	6

Notes to Consolidated Financial Statements (Unaudited)	7

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$237,900	$297,590
Marketable securities – available for sale	208,813	269,610
Total Current Assets	446,713	567,200

Total Assets	$446,713	$567,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$81,248	$92,668
Accounts payable-related party	415	111
Accrued liabilities	36,000	36,000
Total Current Liabilities	117,663	128,779

Total Liabilities	117,663	128,779

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500 shares issued and outstanding	93,013	93,013
Additional paid-in capital	5,991,433	5,977,007
Accumulated other comprehensive loss	(418,445)	(468,340)
Deficit accumulated in the exploration stage	(5,336,951)	(5,163,259)
Total Stockholders’ Equity	329,050	438,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,713	$567,200

See notes to unaudited consolidated financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		May 3, 2006 (Inception) Through
	2012	2011	March 31, 2012
Revenues	$-	$-	$-
	-	-	-
Expenses
General and administrative	129,407	792,112	4,280,412
Mineral expenditures	-	-	6,750
Depreciation	-	198	538
Loss on sale of mining option	-	-	660,015
Impairment loss (mineral claims and mining option)	-	-	376,410
Loss on disposal of fixed assets	-	3,518	3,518
Total Expenses	129,407	795,828	5,327,643

Other Income (Expense)
Foreign currency exchange gain (loss)	-	(29)	34,312
Interest income	-	-	161,827
Interest expense	-	-	(161,162)
Realized loss on sale of marketable securities – available for sale	(44,285)	-	(44,285)
Total Other Expense	(44,285)	(29)	(9,308)

Net Loss	(173,692)	(795,857)	(5,336,951)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	1,577	-
Unrealized holding gain (loss) on marketable securities – available for sale	49,895	-	(418,445)
Total Other Comprehensive Income (Loss)	49,895	1,577	(418,445)

Total Comprehensive Loss	$(123,797)	$(794,280)	$(5,755,396)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,012,500	93,012,500

See notes to unaudited consolidated financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended			May 3, 2006 (Inception) Through March
	March 31, 2012		March 31, 2011	31, 2012
Cash flows from operating activities
Net loss		$(173,692)	$(795,857)	(5,336,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		-	198	538
Stock-based compensation		14,426	38,469	723,966
Loss on disposal of fixed assets		-	3,518	3,518
Loss on sale of mining option		-	-	660,015
Impairment expense (mineral claims and mining options)		-	-	376,410
Expenses paid by stockholder		-	-	14,500
Bad debt expense		-	2,803	69,170
Foreign currency exchange (gain) loss		-	29	(34,312)
Loss on sale of marketable securities – available for sale		44,285	-	44,285
Changes in operating assets and liabilities:
Employee receivable		-	1,069	-
Related party receivable		-	5,185	-
Other receivable		-	(8,064)	(69,166)
Prepaid expenses and other current assets		-	(3,127)	2,505
Accounts payable		(11,420)	330,030	208,223
Accounts payable – related party		304	(4,123)	395
Accrued liabilities and expenses		-	(94,800)	38,655
Net cash used in operating activities		(126,097)	(524,670)	(3,298,249)

Cash flows from investing activities
Proceeds from (payments for):
Issuance of note receivable		-	-	(338,838)
Purchases of property and equipment		-	-	(4,045)
Sale of mining option		-	-	902,035
Purchase of put and call option/convertible note		-	-	(1,027,276)
Exercise of put option on convertible note		-	-	1,059,100
Investment in mining option		-	(125,000)	(2,675,000)
Sale of marketable securities – available for sale		66,407	-	66,407
Net cash provided by (used in) investing activities		66,407	(125,000)	(2,017,617)

Cash flows from financing activities
Advances from stockholder		-	-	82,405
Repayment of advance from stockholder		-	-	(82,405)
Issuance of common stock, net of offering costs		-	-	5,214,928
Borrowings on debt, net of costs		-	-	338,838
Net cash provided by financing activities		-	-	5,553,766

Effect of exchange rates on cash activities		-	1,569	-

Net Increase (Decrease) in Cash		(59,690)	(648,101)	237,900

Cash at Beginning of Period		297,590	947,153	-
Cash at End of Period		$237,900	$299,052	$237,900

Supplemental Disclosures
Cash paid for:
Interest		$-	$-	$-
Income taxes		$-	$-	$-

Non-cash Investing and Financing Activities:
Assignment of note receivable for satisfaction of note payable		$-	$-	$500,000
Discount on note receivable		$-	$-	$161,162
Contributed capital – payables settled by Stockholder		$-	$-	$145,552
Contributed capital – shares acquired by Stockholder and cancelled		$-	$-	$21,500
Investment in miming option- accrued and impaired		$-	$-	$125,000
Receipt of marketable securities in sale of mining option	$		$-	$737,950
Unrealized holding gain (loss) on marketable securities -available for sale		$49,895	$-	$(418,445)

See notes to unaudited consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 and the period from May 3, 2006 (Inception) through March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2011 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December  31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGH ceased operations as of December 2011 and was dissolved on March 30, 2012. UGMC ceased operations in February 2011 and was dissolved in October 2011. All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At March 31, 2012, the amounts held in banks did not exceed the insured limit.

Marketable Securities

Marketable securities consist of equity securities, available for sale, which are publicly traded on national exchanges. At March 31, 2012 and December 31, 2011, marketable securities consisted entirely of shares in Rio Novo Gold Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”). Available for sale securities are reported at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income.

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

Earnings (Loss) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of outstanding option grants to employees and directors and contained an exercise price that was greater than the value of the Company’s common stock at March 31, 2012.

Stock-Based Compensation

The Company’s Board of Directors approved the 2008 Equity Incentive Plan (the “2008 Plan”), under which the Company may issue stock options. All share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statement of operations based upon their estimated fair value as of the date of grant.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the earlier of either the date of settlement or the most recent intervening balance sheet date. The Company recognized a foreign currency exchange loss of $0 and $29 during the three months ended March 31, 2012 and 2011, respectively. From May 3, 2006 (Inception) through March 31, 2012, the Company recognized a net foreign currency exchange gain of $34,312.

Other Comprehensive Income

The Company’s other comprehensive income is attributable to unrealized gains/losses on foreign currency translation adjustments and change in appreciation (depreciation) of marketable securities available for sale.

During the three months ended March 31, 2012 and 2011, the Company recorded an unrealized holding gain on marketable securities available for sale in the amount of $49,895 and $0, respectively. Since May 3, 2006 (Inception) through March 31, 2012, the Company recorded an unrealized holding loss on marketable securities available for sale of $418,445.

During the three months ended March 31, 2012, the Company did not record any foreign currency translation gains/losses. The Company recognized a foreign currency translation loss of $29 during the three month period ended March 31, 2011. The net foreign currency translation gain/loss for the period from May 3, 2006 (Inception) through March 31, 2012 was $0.

Subsequent events

The Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q and determined that were no material subsequent events to report.

New Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $5,336,951 since its inception. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company expects to finance its operations primarily through its existing cash and future financings. However, substantial doubt exists about the Company’s ability to continue as a going concern because it will be required to obtain additional capital in the future to continue its operations and there is no assurance that the Company will be able to obtain such capital, through equity or debt financings, or any combination thereof, whether on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. The Company’s ability to complete additional offerings is dependent on the state of the debt and equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of the Company’s business activities, which cannot be predicted.

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

During 2011, the Company recognized a loss on the sale of its rights, title and interest in the Option Agreement and its interest in the Toldafria Prospect of $660,015. The Company did not record the Contingent Sales Proceeds due to uncertainty regarding its ultimate realization. Upon receipt of the Contingent Sales Proceeds, if receipt was to occur, the Company would record the additional shares of Rio Novo at the fair market value as of the date of receipt and reduce the loss recognized on the sale of its interest in the Option Agreement.

NOTE 5 – MARKETABLE SECURITIES AND FAIR VALUE CONSIDERATION

At March 31, 2012 and December 31, 2011, the Company owned marketable securities available for sale, consisting of 425,000 and 500,000, respectively, Rio Novo ordinary shares that are traded on the Toronto Stock Exchange and valued at $208,813 and $269,610, respectively. At March 31, 2012 and December 31, 2011, unrealized losses related to the Rio Novo shares were $418,445 and $468,340, respectively, which were reflected in accumulated other comprehensive loss on the accompanying consolidated financial statements.

During the three months ended March 31, 2012, the Company sold 75,000 shares of Rio Novo, for the total proceeds of $66,407, and recognized a loss on sale in the amount of $44,285. For purpose of determining realized gain and loss, the cost of securities sold is based on specific identification.

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

At March 31, 2012 and December 31, 2011, the fair value of the Rio Novo ordinary shares was $208,813 and $269,610, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

At March 31, 2012 and December 31, 2011, the Company owed $415 and $111, respectively, to Arlington Group Asset Management Limited, a company controlled by our director, for the expenses related to the director’s services provided to the Company.

Compensation of directors

Director fees totaled $6,000 for the three months ended March 31, 2012 and 2011, respectively. Consulting fees paid to a director, totaled $30,000 and $60,000 for the three months ended March 31, 2012 and 2011, respectively. Director fees and consulting fees paid to directors are included in general and administrative expense on the consolidated statements of operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results or cash flows.

Liquidated Damages

In connection with the Company’s July 2010 private placement of common shares, the Company granted registration rights to the investors. The Company was not able to file the registration statement by the date required by the Offering and the Company is obligated to pay liquidated damages of $36,000. As of March 31, 2012 and December 31, 2011, the Company had recorded an accrual for liquidated damages of $36,000, which is included in accrued liabilities.

NOTE 8 – PROVISION FOR INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2012 and 2011 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at March 31, 2012 and December 31, 2011 totaled a net deferred tax asset of approximately $1,615,000 and $1,559,000, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. The Company’s effective tax rate differs from the statutory rate of $35% due to an approximate $55,700 increase in the valuation allowance for the three month ended March 31, 2012, and stock- based compensation.

At March 31, 2012, the Company has net operating loss carryforwards totaling approximately $4,613,000 for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2027 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2007 through 2010 are open to examination. At March 31, 2012 and December 31, 2011, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

NOTE 9 – STOCK OPTIONS

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

The Company recognizes the fair value of share-based payments over the service or vesting periods of the awards. Compensation expense related to options granted totaled $14,426 and $38,469 for the three months ended March 31, 2012 and 2011, respectively, and $723,966 for the period May 3, 2006 (Inception) through March 31, 2012. Measured, but unrecognized stock-based compensation expense at March 31, 2012 was $14,426 which is expected to be recognized as expense during the three months ending June 30, 2012.

Stock option activity and related information for the three months ended March 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,666,667	$0.20	$-
Granted	-
Exercised	-
Forfeited	-	$0.20
Outstanding at March 31, 2012	2,666,667		$-

Vested at March 31, 2012	2,000,000	$0.20	$-

Exercisable at March 31, 2012	2,000,000

Outstanding options had $0 intrinsic value at March 31, 2012 and December 31, 2011, due to the exercise price being greater than the value of the Company’s common stock at each respective date. As of March 31, 2012, 7,333,333 shares remain available for issuance under the 2008 Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this quarterly report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “will,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this quarterly report on Form 10-Q appears in the section captioned “Risk Factors” in our annual report on Form 10-K filed with the SEC on February 29, 2012, including without limitation the risk factor that provides that we may be an investment company.

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

The Company conducts its operations through its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGH ceased operations as of December 2011 and was dissolved on March 30, 2012. UGMC ceased operations as of February 2011 and was dissolved in October 2011.

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

The Company has not recorded the additional 766,667 Rio Novo ordinary shares that may be received in the future due to uncertainty regarding their ultimate realization.

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

Other Developments

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we have filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the Securities and Exchange Commission, or the Commission, and the executive director of the BCSC makes an order revoking the Order. The BCSC has asserted that we are a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as it alleges that our business was directed or administered from British Columbia and our securities are quoted on the OTC Bulletin Board. We believe that the Order will not affect trades of our securities that have no connection to the Province of British Columbia. The Company has ceased all operations in Canada as of February 2011 and in October 2011, dissolved its wholly owned subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010. On February 28, 2012, we were notified by the BCSC that the our application for removal of the Order, dated February 16, 2011, had been granted, effective as of such date.

On February 28, 2011, Andrew Neale resigned from his position as member of our Board of Directors and any committees thereof effective as of that date.

On October 18, 2011, David Cather resigned from his positions as Interim Chief Executive Officer and as a member of our Board of Directors and any committees thereof effective as of that date.

In January 2012, we formed an audit committee comprised of our sole independent director, Bruce Stewart.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Total operating expenses decreased $666,421, or 83.7%, to $129,407 for the three months ended March 31, 2012, as compared to $795,828 for the three months ended March 31, 2011. This decrease is primarily due to a decrease in general and administrative expenses of $662,705 as a result of higher expenses incurred in the 2011 period related to the terminated Hemco transaction (discussed above) which resulted in higher acquisition costs, consulting fees, stock compensation, accounting and legal fees, travel costs, personnel costs and office expenses. We also incurred higher directors’ fees during the 2011 period due to increased business activity during that period.

Other Income (Expenses)

Total other expenses were $44,285 for the three months ended March 31, 2012, as compared to $29 for the three months ended March 31, 2011. Total other expenses for the current year period consist of a realized loss on sale of marketable securities, whereas total other expenses for the prior year period consisted of foreign currency exchange loss.

Net Loss

We incurred net loss for the three months ended March 31, 2012 of $173,692, compared to net loss for the three months ended March 31, 2011 of $795,857. The decrease in net loss for the three months ended March 31, 2012 was directly attributable to decreased expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, our cash and cash equivalents balance was $237,900 and $297,590, respectively. During the three months ended March 31, 2012, cash used in operations totaled $126,097 versus cash used in operations of $524,670 in the equivalent 2011 period. The decrease in cash used in operations was primarily due to ceased operations of UGH and UGMC related to the Toldafria Prospect, two of the Company’s subsidiaries (see “Plan of Operations” for additional information). During the three months ended March 31, 2012, cash provided by investing activities totaled 66,407, which represents proceeds from the sale of marketable securities. During the three months ended March 31, 2011, cash used in investing activities totaled $125,000 which represents January 2011 investment in mining option, which was paid upon the execution of the Share Purchase Agreement Amendment related to the terminated Hemco Option Agreement. During the three month period ended March 31, 2012 and 2011, we did not have any cash from financing activities.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations and to continue as a going concern. We have not generated any positive cash flows from operations since inception and currently have no revenue from operations. As of March 31, 2012, we have incurred cumulative net losses of $5,336,951 since inception and require additional capital for our contemplated operational and acquisition activities to take place. Our ability to raise additional capital through future issuances of our common stock is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our interim chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, and as a result, in part, of having an audit committee that is comprised of one person and having one individual serve as our sole officer, our interim chief executive officer and interim chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

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

101**§§

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and the period from May 3, 2006 (Inception) through March 31, 2012, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and March 31, 2011 and the period from May 3, 2006 (Inception) through March 31, 2012, and (iv) the notes to Consolidated Financial Statements (unaudited).

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

UNIVERSAL GOLD MINING CORP.

Dated: May 10, 2012	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Executive Officer, Interim
Chief Financial Officer and Assistant Secretary

