Form 10-Q
period 2012-06-30
UNIVERSAL GOLD MINING CORP.
filed 2012-08-03
CIK 1375596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 93,012,500 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011	4

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and June 30, 2011 and the period from May 3, 2006 (Inception) through June 30, 2012	5

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and June 30, 2011 and the period from May 3, 2006 (Inception) through June 30, 2012	6

Notes to Consolidated Financial Statements (Unaudited)	7

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$155,865	$297,590
Marketable securities – available for sale	103,647	269,610
Prepaid expenses and other current assets	3,750	-
Total Current Assets	263,262	567,200

Total Assets	$263,262	$567,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$113,114	$92,668
Accounts payable-related party	-	111
Accrued liabilities	36,000	36,000
Total Current Liabilities	149,114	128,779

Total Liabilities	149,114	128,779

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500 shares issued and outstanding	93,013	93,013
Additional paid-in capital	6,005,859	5,977,007
Accumulated other comprehensive loss	(523,610)	(468,340)
Deficit accumulated in the exploration stage	(5,461,114)	(5,163,259)
Total Stockholders’ Equity	114,148	438,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,262	$567,200

See notes to unaudited consolidated financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					May 3, 2006
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2012	2011	2012	2011	June 30, 2012
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	122,278	89,422	251,685	881,534	4,402,690
Mineral expenditures	-	-	-	-	6,750
Depreciation	-	-	-	198	538
Loss on sale of mining option	-	660,015	-	660,015	660,015
Impairment loss (mineral claims and mining option)	-	-	-	-	376,410
Loss on disposal of fixed assets	-	-	-	3,518	3,518
Total Operating Expenses	122,278	749,437	251,685	1,545,265	5,449,921

Other Income (Expense)
Foreign currency exchange gain (loss)	(1,885)	(2,274)	(1,885)	(2,303)	32,427
Interest income	-	-	-	-	161,827
Interest expense	-	-	-	-	(161,162)
Realized loss on sale of marketable securities – available for sale	-	-	(44,285)	-	(44,285)
Total Other Expense	(1,885)	(2,274)	(46,170)	(2,303)	(11,193)

Net Loss	(124,163)	(751,711)	(297,855)	(1,547,568)	(5,461,114)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	296	-	1,873	-
Unrealized holding loss on marketable securities – available for sale	(105,165)	(21,290)	(55,270)	(21,290)	(523,610)
Total Other Comprehensive Loss	(105,165)	(20,994)	(55,270)	(19,417)	(523,610)

Total Comprehensive Loss	$(229,328)	$(772,705)	$(353,125)	$(1,566,985)	$(5,984,724)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,012,500	93,012,500	93,012,500	93,012,500

See notes to unaudited consolidated financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended		May 3, 2006 (Inception) Through June 30,
	June 30, 2012	June 30, 2011	2012
Cash flows from operating activities
Net loss	$(297,855)	$(1,547,568)	$(5,461,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	198	538
Stock-based compensation	28,852	67,321	738,392
Loss on disposal of fixed assets	-	3,518	3,518
Loss on sale of mining option	-	660,015	660,015
Impairment loss (mineral claims and mining options)	-	-	376,410
Bad debt expense	-	2,803	69,170
Foreign currency exchange loss (gain)	1,885	2,303	(32,427)
Realized loss on sale of marketable securities – available for sale	44,285	-	44,285
Changes in operating assets and liabilities:
Employee receivable	-	1,057	-
Related party receivable	-	5,125	-
Other receivable	-	(2,265)	(70,380)
Prepaid expenses and other current assets	(3,750)	1,866	(1,245)
Accounts payable	20,447	(245,359)	240,090
Accounts payable – related party	(111)	(52,702)	(20)
Accrued liabilities	-	(94,803)	38,655
Net cash used in operating activities	(206,247)	(1,198,491)	(3,394,113)

Cash flows from investing activities
Issuance of note receivable	-	-	(338,838)
Purchases of property and equipment	-	-	(4,045)
Proceeds from sale of mining option	-	902,035	902,035
Purchase of put and call option/convertible note	-	-	(1,027,276)
Proceeds from exercise of put option on convertible note	-	-	1,059,100
Cash paid for investment in mining option	-	(125,000)	(2,675,000)
Proceeds from sale of marketable securities – available for sale	66,407	-	66,407
Net cash provided by (used in) investing activities	66,407	777,035	(2,017,617)

Cash flows from financing activities
Advances from stockholder	-	-	82,405
Repayment of advance from stockholder	-	-	(82,405)
Expenses paid by stockholder	-	-	14,500
Issuance of common stock, net of offering costs	-	-	5,214,928
Borrowings on debt, net of costs	-	-	338,838
Net cash provided by financing activities	-	-	5,568,266

Effect of exchange rates on cash activities	(1,885)	(484)	(671)

Net Increase (Decrease) in Cash	(141,725)	(421,940)	155,865
Cash at Beginning of Period	297,590	947,153	-
Cash at End of Period	$155,865	$525,213	$155,865
Supplemental Disclosures
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash Investing and Financing Activities:
Assignment of note receivable for satisfaction of note payable	$-	$-	$500,000
Discount on note receivable	-	-	161,162
Contributed capital – payables settled by Stockholder	-	-	145,522
Contributed capital – shares acquired by Stockholder and cancelled	-	-	21,500
Investment in miming option- accrued and impaired	-	-	125,000
Receipt of marketable securities in sale of mining option	-	737,950	737,950
Unrealized holding loss on marketable securities - available for sale	(55,270)	(21,290)	(523,610)

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 and the period from May 3, 2006 (Inception) through June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2011 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At June 30, 2012, the amounts held in banks did not exceed the insured limit.

Marketable Securities

Marketable securities consist of equity securities, available for sale, which are publicly traded on national exchanges. At June 30, 2012 and December 31, 2011, marketable securities consisted entirely of shares in Rio Novo Gold Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”). Available for sale securities are reported at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income.

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

Earnings (Loss) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of 2,666,667 outstanding option grants to employees and directors and contained an exercise price that was greater than the value of the Company’s common stock at June 30, 2012.

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

Foreign currency exchange transactions are recorded using the exchange rate at the earlier of either the date of settlement or the most recent intervening balance sheet date. The Company recognized a net foreign currency exchange loss of $1,885 and $2,274 during the three months ended June 30, 2012 and 2011, respectively, and $1,885 and $2,303 during the six months ended June 30, 2012 and 2011, respectively. From May 3, 2006 (Inception) through June 30, 2012, the Company recognized a net foreign currency exchange gain of $32,427.

Other Comprehensive Income

The Company’s other comprehensive income is attributable to unrealized gains or losses on foreign currency translation adjustments and change in fair value of marketable securities available for sale. During the three and six months ended June 30, 2012, the Company recorded an unrealized holding loss on marketable securities available for sale of $105,165 and $55,270. The Company recorded an unrealized holding loss on marketable securities of $21,290 for the three and six months ended June 30, 2011, and a net gain on foreign currency translation of $296 and $1,873, respectively, during the same periods. Since May 3, 2006 (Inception) through June 30, 2012, the Company recorded an unrealized holding loss on marketable securities available for sale of $523,610. The net foreign currency translation gain/loss for the period from May 3, 2006 (Inception) through June 30, 2012 was $0.

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

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $5,461,114 since its inception. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – MARKETABLE SECURITIES AND FAIR VALUE CONSIDERATION

At June 30, 2012 and December 31, 2011, the Company owned marketable securities available for sale, consisting of 425,000 and 500,000, respectively, Rio Novo ordinary shares that are traded on the Toronto Stock Exchange. At June 30, 2012 and December 31, 2011, unrealized losses related to the Rio Novo shares were $523,610 and $468,340, respectively, which were reflected in accumulated other comprehensive loss on the accompanying consolidated financial statements.

During the quarter ended March 31, 2012, the Company sold 75,000 shares of Rio Novo, for total proceeds of $66,407, and recognized a loss on sale in the amount of $44,285. For purpose of determining realized gain and loss, the cost of securities sold is based on specific identification.

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

At June 30, 2012 and December 31, 2011, the fair value of the Rio Novo ordinary shares owned by us was $103,647 and $269,610, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Party

At June 30, 2012 and December 31, 2011, the Company owed $0 and $111, respectively, to Arlington Group Asset Management Limited, a company controlled by our director, for the expenses related to the director’s services provided to the Company.

Compensation of directors

Director fees totaled $6,000 and $6,174 for the three months ended June 30, 2012 and June 30, 2011, respectively, and $12,000 and $12,174 for the six months ended June 30, 2012 and 2011, respectively. Consulting fees paid to a director totaled $30,000 and $60,000 for the three months ended June 30, 2012 and June 30, 2011, respectively, and $60,000 and $100,000 for the six months ended June 30, 2012 and 2011, respectively. Director fees and consulting fees paid to directors are included in general and administrative expense on the consolidated statements of operations.

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

Liquidated Damages

In connection with the Company’s July 2010 private placement of common shares, the Company granted registration rights to the investors. The Company was not able to file the registration statement by the date required by the Offering and the Company is obligated to pay liquidated damages of $36,000. As of June 30, 2012 and December 31, 2011, the Company had recorded an accrual for liquidated damages of $36,000, which is included in accrued liabilities.

NOTE 8 – PROVISION FOR INCOME TAXES

No provision for federal income taxes has been recognized for the six months ended June 30, 2012 and 2011 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at June 30, 2012 and December 31, 2011 totaled a net deferred tax asset of approximately $1,652,000 and $1,559,000, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. The valuation allowance increased $37,748 and $93,491 for the three and six months ended June 30, 2012, respectively. The Company’s effective tax rate differs from the statutory rate of 35% primarily due to the change in valuation allowance and stock-based compensation.

At June 30, 2012, the Company has net operating loss carryforwards totaling approximately $4,720,000 for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2027 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2007 through 2010 are open to examination. At June 30, 2012 and December 31, 2011, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

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

The Company recognizes the fair value of share-based payments over the vesting periods of the awards. Compensation expense related to options granted totaled $28,852 and $67,321 for the six months ended June 30, 2012 and 2011, respectively, $14,426 and $28,852 for the three months ended June 30, 2012 and 2011, respectively, and $738,392 for the period May 3, 2006 (Inception) through June 30, 2012. Measured, but unrecognized stock-based compensation expense at June 30, 2012 was $0.

Stock option activity and related information for the six months ended June 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,666,667	$0.20	$-
Granted	-	-
Exercised	-
Forfeited	-	$0.20
Outstanding at June 30, 2012	2,666,667		$-

Vested at June 30, 2012	2,666,667	$0.20	$-

Exercisable at June 30, 2012	2,666,667

Outstanding options had $0 intrinsic value at June 30, 2012 and December 31, 2011, due to the exercise price being greater than the value of the Company’s common stock at each respective date. As of June 30, 2012, 7,333,333 shares remain available for issuance under the 2008 Plan.

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

Plan of Operation

We are an exploration stage gold mining exploration and production company focusing our initial operations on what we believe to be under-explored countries. We have achieved no operating revenues to date. In April 2010, we entered into the Toldafria Option Agreement, as amended, which gave us the right to acquire up to a 50% interest in a Colombian gold prospect (see “—Toldafria Prospect”). In May 2011, we sold such option to Rio Novo Gold. Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”) (See “Financial Statements—Note 4—Investment in Mining Option”). In November 2010, we entered into the Hemco Option Agreement, as amended, which gave us the right to acquire all of the issued shares in RNC (Hemco) Limited, which, through its Hemco Nicaragua S.A. subsidiary, operated the Bonanza gold and silver mine located in Nicaragua, Central America. In February 2011, we determined not to exercise the option pursuant to the Hemco Option Agreement.

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

The Company previously conducted its operations through its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGH ceased operations as of December 2011 and was dissolved on March 30, 2012. UGMC ceased operations as of February 2011 and was dissolved in October 2011.

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

We entered into an option agreement effective as of November 30, 2010 (the “Hemco Option Agreement”), with N.C.G.A. Project Acquisition Corp., a Cayman Islands corporation (“NCGA”), an entity controlled by certain of our minority shareholders, whereby we would, at our option (the “Hemco Option”), be entitled to acquire, and to require NCGA to transfer to us, all of the issued shares in RNC (Hemco) Limited (“Hemco”), and all minority interests in certain subsidiaries of Hemco not owned by Hemco (collectively, the “Hemco Assets”). The Hemco Assets were to be acquired by NCGA pursuant to the terms and conditions of a Share Purchase Agreement, dated as of November 30, 2010 (the “Share Purchase Agreement”), among NCGA, TWL Investments Ltd. (“TWL”), Thomas William Lough (“Lough”), James Randall Martin (“Martin”) and Sergio Rios Molina (“Rios” and together with TWL and Martin, “Sellers”). The Share Purchase Agreement provided that NCGA would acquire from Sellers all of the issued common shares of RNC (Management) Limited, which owned 100% of the interest in Hemco. Conditional upon the sale, Lough and Martin would also transfer to NCGA for no additional consideration, all of the minority interests not already owned by Hemco in its Nicaraguan subsidiary, Hemco-Nicaragua S.A. (“HemcoNic”). HemcoNic is a private Nicaraguan company which operated the Bonanza gold and silver mine located in Nicaragua, Central America.

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

Other Developments

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the SEC, and the executive director of the BCSC makes an order revoking the Order. The BCSC asserted that we were a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets”, as it alleged that our business was directed or administered from British Columbia and our securities were quoted on the OTC Bulletin Board. The Company had ceased all operations in Canada as of February 2011 and in October 2011, dissolved its wholly owned subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010. On February 28, 2012, we were notified by the BCSC that the our application for removal of the Order, dated February 16, 2011, had been granted, effective as of such date.

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

Expenses

Three Months Ended June 30, 2012 and 2011

Total operating expenses decreased $627,159, or 84%, to $122,278 for the three months ended June 30, 2012, as compared to $749,437 for the three months ended June 30, 2011, primarily attributable to a $660,015 loss recorded on the sale of the Company’s rights, title and interest in the Option Agreement and interest in the Toldafria Prospect recorded during the prior year period.

Six Months Ended June 30, 2012 and 2011

Total operating expenses decreased $1,293,580, or 84%, to $251,685 for the six months ended June 30, 2012, as compared to $1,545,265 for the six months ended June 30, 2011. This decrease is primarily attributable to a $660,015 loss recognized in the 2011 period on the sale of the Company’s rights, title and interest in the Option Agreement and interest in the Toldafria Prospect, costs during the 2011 period of $353,694 related to the terminated Hemco transaction (discussed above), and decreases in director fees and consulting fees paid to directors and other general and administrative expenses, primarily consisting of accounting and legal fees and stock-based compensation during the 2011 period due to increased business activity during that period.

Other Income (Expenses)

Total other expenses, net, were $1,885 and $46,170 for the three and six months ended June 30, 2012, respectively, as compared to $2,274 and $2,303 for the three and six months of the prior year respectively. Total other expenses for the current year periods consist of a foreign currency exchange loss and a realized loss on sale of marketable securities which occurred during first quarter 2012, whereas total other expenses for the prior year periods consisted solely of foreign currency exchange loss.

Net Loss

We incurred net losses of $124,163 and $297,855 for the three and six months ended June 30, 2012, respectively, compared to net losses of $751,711 and $1,547,568 for the three and six months ended June 30, 2011 respectively. The decrease in net losses for the three and six months ended June 30, 2012 in comparison to the respective periods of 2011, was directly attributable to decreased expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, our cash and cash equivalents balance was $155,865 and $297,590, respectively. During the six months ended June 30, 2012, cash used in operations totaled $206,247 versus cash used in operations of $1,198,491 in the equivalent 2011 period. The decrease in cash used in operations was primarily due to ceased operations of UGH and UGMC related to the Toldafria Prospect, two of the Company’s subsidiaries (see “Plan of Operations” for additional information). During the six months ended June 30, 2012, cash provided by investing activities totaled $66,407, which represents proceeds from the sale of marketable securities. During the six months ended June 30, 2011, cash provided by investing activities totalled $777,035, consisting of $902,035 proceeds from the sale of the Toldafria mining option pursuant to the Asset Purchase Agreement with Rio Novo, partially offset by $125,000 paid in January 2011 upon the execution of the Share Purchase Agreement Amendment related to the terminated Hemco Option Agreement. We did not have any cash from financing activities during the six months ended June 30, 2012 and 2011.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations and to continue as a going concern. We have not generated any positive cash flows from operations since inception and currently have no revenue from operations. As of June 30, 2012, we have incurred cumulative net losses of $5,461,114 since inception and require additional capital for our contemplated operational and acquisition activities to take place. Our ability to raise additional capital through future issuances of our equity or debt is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

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

Exhibit No.	Description
2.1*	Hemco Option Agreement, dated as of November 30, 2010, between Registrant and N.C.G.A Project Acquisition Corp. (Previously filed on December 6, 2010 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.2*	Share Purchase Agreement, dated as of November 30, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on December 6, 2010 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.3*	Amendment No. 1 to the Hemco Option Agreement, dated as of December 31, 2010, between N.C.G.A. Project Acquisition Corp. and Registrant (Previously filed on January 6, 2011 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.4*	Amendment No. 1 to the Share Purchase Agreement, dated as of December 31, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on January 6, 2011 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.1*	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 14, 2008 (Previously filed on April 18, 2008 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.2*	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 9, 2010 (Previously filed on April 15, 2010 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.3*	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 29, 2010 (Previously filed on January 3, 2011 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.4*	Amended and Restated Bylaws of Registrant (Previously filed on March 31, 2011 as exhibit 3.4 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.1*	2008 Equity Incentive Plan (Previously filed on March 2, 2009 as exhibit 10.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.2*	Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of April 23, 2010 (Previously filed on June 10, 2010 as exhibit 10.7 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.3*	Amendment Number 1 to 2008 Equity Incentive Plan (Previously filed on June 10, 2010 as exhibit 10.9 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.4*	Amendment to Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of June 4, 2010 (Previously filed on June 10, 2010 as exhibit 10.10 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.5*	Put and Call Option Agreement dated June 29, 2010 between Grafton Resource Investments Ltd. and Universal Hold Holdings (Cayman) Ltd. (Previously filed on August 23, 2010 as exhibit 10.5 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.6*	Deed of Variation to Put and Call Option Agreement dated June 29, 2010, dated August 24, 2010 (Previously filed on August 26, 2010 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.7*	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.10 per share (Previously filed on May 27, 2010 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.8*	Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.10 per share, dated as of May 24, 2010 (Previously filed on May 27, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.9*	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.40 per share (Previously filed on November 15, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.10*	Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.40 per share, dated as of September 20, 2010 (Previously filed on November 15, 2010 as exhibit 10.3 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.11*	Form of Indemnification Agreement (Previously filed on January 28, 2011 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.12*	Asset Purchase Agreement between Rio Novo Gold Inc. and Universal Gold Holdings (Cayman) Limited dated May 27, 2011 (Previously filed on June 3, 2011 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

31.1 and 31.2**	Rule 13a-14(d) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 and 32.2**§	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

23

101**§§

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and June 30, 2011 and the period from May 3, 2006 (Inception) through June 30, 2012, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and June 30, 2011 and the period from May 3, 2006 (Inception) through June 30, 2012, and (iv) the notes to Consolidated Financial Statements (unaudited).

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

UNIVERSAL GOLD MINING CORP.

Dated: August 3, 2012	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Executive Officer, Interim Chief Financial Officer and Assistant Secretary

25