Form 10-Q
period 2012-09-30
UNIVERSAL GOLD MINING CORP.
filed 2012-11-09
CIK 1375596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 93,012,500 shares of the issuer’s common stock outstanding.

UNIVERSAL GOLD MINING CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and September 30, 2011 and the period from May 3, 2006 (Inception) through September 30, 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and the period from May 3, 2006 (Inception) through September 30, 2012 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$67,919	$297,590
Marketable securities – available for sale	103,673	269,610

Total Assets	$171,592	$567,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$88,460	$92,668
Accounts payable - related party	-	111
Accrued liabilities	36,000	36,000

Total Liabilities	124,460	128,779

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 93,012,500 shares issued and outstanding	93,013	93,013
Additional paid-in capital	6,005,859	5,977,007
Accumulated other comprehensive loss	(523,584)	(468,340)
Deficit accumulated during the exploration stage	(5,528,156)	(5,163,259)
Total Stockholders’ Equity	47,132	438,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,592	$567,200

See notes to unaudited consolidated financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 3, 2006 (Inception) Through September 30,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Operating Expenses
General and administrative	70,551	167,165	322,236	1,048,699	4,473,241
Depreciation	-	-	-	198	538
Mineral expenditures	-	-	-	-	6,750
Loss on sale of mining option	-	-	-	660,015	660,015
Impairment loss (mineral claims and mining options)	-	-	-	-	376,410
Loss on disposal of fixed assets	-	-	-	3,518	3,518
Total Operating Expenses	70,551	167,165	322,236	1,712,430	5,520,472

Other Income (Expense)
Foreign currency exchange gain	3,509	4,949	1,624	2,646	35,936
Interest income	-	-	-	-	161,827
Interest expense	-	-	-	-	(161,162)
Realized loss on sale of marketable securities – available for sale	-	-	(44,285)	-	(44,285)
Total Other Income (Expense)	3,509	4,949	(42,661)	2,646	(7,684)

Net Loss	(67,042)	(162,216)	(364,897)	(1,709,784)	(5,528,156)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	(4,009)	-	(2,136)	-
Unrealized holding gain (loss) on marketable securities – available for sale	26	(305,175)	(55,244)	(326,465)	(523,584)
Total Other Comprehensive Income (Loss)	26	(309,184)	(55,244)	(328,601)	(523,584)

Total Comprehensive Loss	$(67,016)	$(471,400)	$(420,141)	$(2,038,385)	$(6,051,740)

Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,012,500	93,012,500	93,012,500	93,012,500

See notes to unaudited consolidated financial statements.

Universal Gold Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended		May 3, 2006
	September 30, 2012	September 30, 2011	(Inception) Through September 30, 2012
Cash flows from operating activities
Net loss	$(364,897)	$(1,709,784)	$(5,528,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	198	538
Stock-based compensation	28,852	96,173	738,392
Bad debt expense	-	2,803	69,170
Loss on sale of mining option	-	660,015	660,015
Impairment loss (mineral claims and mining options)	-	-	376,410
Loss on disposal of fixed assets	-	3,518	3,518
Foreign currency exchange gain	(1,624)	(2,646)	(35,936)
Realized loss on sale of marketable securities - available for sale	44,285	-	44,285
Changes in operating assets and liabilities:
Employee receivable	-	1,057	-
Related party receivable	-	5,125	-
Other receivable	-	13,133	(70,380)
Prepaid expenses and other current assets	-	1,822	2,505
Accounts payable	(4,207)	(195,155)	215,436
Accounts payable – related party	(111)	(48,856)	(20)
Accrued liabilities	-	(96,931)	38,655
Net cash used in operating activities	(297,702)	(1,269,528)	(3,485,568)

Cash flows from investing activities
Proceeds from sale of marketable securities – available for sale	66,407	-	66,407
Issuance of note receivable	-	-	(338,838)
Purchases of property and equipment	-	-	(4,045)
Cash paid for investment in mining option	-	(125,000)	(2,675,000)
Proceeds from sale of mining option	-	902,035	902,035
Purchase of put and call option/convertible note	-	-	(1,027,276)
Proceeds from exercise of put option on convertible note	-	-	1,059,100
Net cash provided by (used in) investing activities	66.407	777,035	(2,017,617)

Cash flows from financing activities
Contribution made by stockholder	-	-	14,500
Issuance of common stock, net of offering costs	-	-	5,214,928
Borrowings on debt, net of costs	-	-	338,838
Net cash provided by financing activities	-	-	5,568,266

Effect of exchange rates on cash activities	1,624	500	2,838

Net (Decrease) Increase in Cash	(229,671)	(491,993)	67,919
Cash at Beginning of Period	297,590	947,153	-
Cash at End of Period	$67,919	$455,160	$67,919

Supplemental Disclosures
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Assignment of note receivable for satisfaction of note payable	$-	$-	$500,000
Discount on note receivable	$-	$-	$161,162
Contributed capital – payables settled by stockholder		$-	$145,522
Contributed capital – shares acquired by stockholder and cancelled	$-	$-	$21,500
Investment in miming option - accrued and impaired	$-	$-	$125,000
Receipt of marketable securities in sale of mining option	$-	$737,950	$737,950
Change in unrealized loss on marketable securities	$55,244	$326,465	$523,584

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 and the period from May 3, 2006 (Inception) through September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 and the period from May 3, 2006 (inception) through September 30, 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGH ceased operations in December 2011 and was dissolved on March 30, 2012. UGMC ceased operations in February 2011 and was dissolved in October 2011. All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At September 30, 2012, the amounts held in banks did not exceed the insured limit. The Company has not incurred losses related to these deposits.

Marketable Securities

Marketable securities consist of equity securities, available for sale, which are publicly traded on national exchanges. At September 30, 2012 and December 31, 2011, marketable securities consisted entirely of shares in Rio Novo Gold Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”). Available for sale securities are reported at their estimated fair value, with any unrealized gains and losses reported, net of any related tax effects, as a component of accumulated other comprehensive income.

We evaluate our investment securities on a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary impairments. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and its fair value becomes the new cost basis of the security.

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

Earnings (Loss) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share are determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consist of outstanding option grants to employees and directors and contained an exercise price that was greater than the value of the Company’s common stock at September 30, 2012. As of September 30, 2012, there were options to purchase 2,666,666 shares of common stock outstanding.

Stock-Based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual for feature rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Foreign Currency

The financial statements of foreign subsidiaries are translated into U.S. dollars at period end exchange rates except for revenues and expenses, which are translated at average monthly rates. Translation adjustments are reflected as a separate component of stockholders’ equity and have no current effect on earnings or cash flows.

Foreign currency exchange transactions are recorded using the exchange rate at the earlier of either the date of settlement or the most recent intervening balance sheet date. The Company recognized a foreign currency exchange net gain of $3,509 and $4,949 during the three months ended September 30, 2012 and 2011, respectively, and a net gain of $1,624 and $2,646 during the nine months ended September 30, 2012 and 2011, respectively. From May 3, 2006 (Inception) through September 30, 2012, the Company recognized a net foreign currency exchange gain of $35,936.

Other Comprehensive Income (Loss)

The Company’s other comprehensive income is attributable to unrealized gains or losses on foreign currency translation adjustments and change in fair value of marketable securities available for sale. The Company recorded an unrealized holding gain on marketable securities available for sale of $26 and unrealized holding loss of $55,244 during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2012, the Company did not record any losses/ gains related to foreign currency translation. During the three and nine months ended September 30, 2011, the Company recorded an unrealized holding loss on its marketable securities available for sale of $305,175 and $326,465, respectively, and a recognized a foreign currency translation loss of $4,009 and $2,136, respectively, during the same periods. During the period from May 3, 2006 (Inception) through September 30, 2012, the Company recorded an unrealized holding loss on marketable securities available for sale of $523,584 and a $0 net gain/loss on foreign currency translation.

Subsequent events

The Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q and determined that were no material subsequent events to report.

New Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

In the course of the Company’s exploration activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve operating revenues. Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $5,528,156 since its inception. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the Company’s consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – INVESTMENT IN MINING OPTION

On June 4, 2010, the Company made the first payment under an Option Agreement (as amended, the “Option Agreement”) dated as of April 23, 2010 among the Company and Core Values Mining & Exploration Company, a Cayman Islands corporation (“CVMEC”), and CVMEC’s wholly owned Colombian subsidiary (collectively, “CVME”). The Option Agreement provided the Company with the right to acquire up to a 50% interest in a 164 hectare gold prospect, which is located approximately 10 kilometers southeast of the city of Manizales in Colombia (the “Toldafria Prospect”).

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

CVME contracted to acquire the Toldafria Prospect from the person believed to be the registered owner thereof pursuant to a purchase agreement to which the Company was not a party (the “Toldafria Purchase Agreement”). CVME’s success in recording the transfer of the Toldafria Prospect, and therefore the Company’s earning of the interest therein was contingent upon, among other things, approval of the relevant Colombian government authorities.

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

In May 2011, UGH sold to Rio Novo all of its rights, title and interest in the Option Agreement, and all of its interest in the Toldafria Prospect. In connection with the sale of the rights, title and interest in the Option Agreement, Rio Novo paid to UGH a total amount of $902,035, of which $300,000 was paid in cash and $602,035 was settled in cash by way of refunding escrow to UGH. Rio Novo also issued 500,000 of its ordinary shares, initially valued at $737,950 to UGH. Rio Novo has also agreed to deliver to UGH or its designee an additional 766,667 Rio Novo ordinary shares (“Contingent Sales Proceeds”) upon (1) the Caldas State Government Mining Delegation (Colombia) granting a concession, exploitation or exploration right or any renewal or extension of any such existing right to Nestor Gutierrez, CVME, CVMEC, Rio Novo or any of their affiliates in connection with the Toldafria Prospect having a term of not less than 20 years and (2) confirmation by CorpoCaldas (the Caldas State Environment Authority) that the project mineral rights are excluded from the alleged existing Reserva de Foresta Regional covering certain parts of the Toldafria Prospect area so as to allow exploration and mining activities within the area covered by the Toldafria Prospect. Rio Novo now owns 100% of the Toldafria Prospect.

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

NOTE 5 – MARKETABLE SECURITIES AND FAIR VALUE CONSIDERATION

At September 30, 2012 and December 31, 2011, the Company owned marketable securities available for sale, consisting of 425,000 and 500,000, respectively, Rio Novo ordinary shares that are traded on the Toronto Stock Exchange. At September 30, 2012 and December 31, 2011, unrealized losses related to the Rio Novo shares were $523,584 and $468,340, respectively, which were reflected in accumulated other comprehensive loss on the accompanying unaudited consolidated financial statements.

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

At September 30, 2012 and December 31, 2011, the fair value of the Rio Novo ordinary shares owned by us was $103,673 and $269,610, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Director fees totaled $6,000 for the three months ended September 30, 2012 and 2011. Director fees for the nine months ended September 30, 2012 and 2011were $18,000 and $18,174, respectively. Consulting fees paid to directors and officers totaled $30,000 for the three months ended September 30, 2012 and 2011. Consulting fees were $90,000 and $130,000 for the nine months ended September 30, 2012 and 2011, respectively. Director fees and consulting fees paid to officers are included in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss.

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

Liquidated Damages

In connection with the Company’s July 2010 private placement of common shares, the Company granted registration rights to the investors. The Company was not able to file the registration statement by the date required by the offering and the Company is obligated to pay liquidated damages of $36,000. As of September 30, 2012 and December 31, 2011, the Company had recorded an accrual for liquidated damages of $36,000, which is included in accrued liabilities.

NOTE 8 – PROVISION FOR INCOME TAXES

No provision for federal income taxes has been recognized for the nine months ended September 30, 2012 and 2011 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at September 30, 2012 and December 31, 2011 totaled a net deferred tax asset of approximately $1,676,000 and $1,559,000, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards. We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. The valuation allowance increased approximately $24,000 and $118,000 for the three and nine months ended September 30, 2012, respectively. The Company’s effective tax rate differs from the statutory rate of 35% primarily due to the change in valuation allowance and stock-based compensation.

At September 30, 2012, the Company has net operating loss carryforwards totaling approximately $4,790,000 for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2027 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2007 through 2011 are open to examination. At September 30, 2012 and December 31, 2011, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

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

The Company recognizes the fair value of share-based payments over the vesting periods of the awards. Compensation expense related to options granted totaled $28,852 and $96,173 for the nine months ended September 30, 2012 and 2011, respectively. All outstanding stock options vested as of June 30, 2012, and the Company did not record any compensation expense for the three months ended September 30, 2012. The Company recognized compensation expense of $28,852 for the three months ended September 30 2011, and $738,392 for the period from May 3, 2006 (Inception) through September 30, 2012. Measured, but unrecognized stock-based compensation expense at September 30, 2012 was $0.

Stock option activity and related information for the nine months ended September 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,666,667	$0.20	$-
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2012	2,666,667	$0.20	$-

Vested and exercisable at September 30, 2012	2,666,667	$0.20

Outstanding options had $0 intrinsic value at September 30, 2012 and December 31, 2011, due to the exercise price being greater than the value of the Company’s common stock at each respective date. As of September 30, 2012, 7,333,333 shares remain available for issuance under the 2008 Plan.

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

Plan of Operation

We are an exploration stage gold mining exploration and production company focusing our initial operations on what we believe to be under-explored countries. We have achieved no operating revenues to date. In April 2010, we entered into the Toldafria Option Agreement, as amended, which gave us the right to acquire up to a 50% interest in a Colombian gold prospect (see “—Toldafria Prospect”). In May 2011, we sold such option to Rio Novo Gold. Inc., a company whose ordinary shares trade on the Toronto Stock Exchange (“Rio Novo”) In November 2010, we entered into the Hemco Option Agreement, as amended, which gave us the right to acquire all of the issued shares in RNC (Hemco) Limited, which, through its Hemco Nicaragua S.A. subsidiary, operated the Bonanza gold and silver mine located in Nicaragua, Central America. In February 2011, we determined not to exercise the option pursuant to the Hemco Option Agreement.

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

The Company previously conducted its operations through its wholly owned subsidiaries, Universal Gold Holdings (Cayman) Ltd. (“UGH”), which was incorporated in the Cayman Islands on April 22, 2010, and UGMC Mining, Inc. (“UGMC”), which was incorporated in British Columbia on September 14, 2010. UGH ceased operations in December 2011 and was dissolved in March 2012. UGMC ceased operations as of February 2011 and was dissolved in October 2011.

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

In June 2010, our wholly owned subsidiary, UGH made the first payment under an Option Agreement (as amended, the “Toldafria Option Agreement”), dated as of April 23, 2010, among Core Values Mining & Exploration Company, a Cayman Islands corporation ("CVMEC"), and CVMEC’s wholly owned Colombian subsidiary (collectively, “CVME”) and UGH. The Toldafria Option Agreement provided us with the right to acquire, through UGH, up to a 50% interest in a 164 hectare gold prospect (licence GEWM-12), which is located approximately 10 kilometers southeast of the city of Manizales in Colombia (the “Toldafria Prospect”). On June 4, 2010, UGH and CVME entered into an amendment to the Toldafria Option Agreement (the “Toldafria Option Agreement Amendment”), which included a bring-down of representations and warranties made by CVME in the Toldafria Option Agreement.

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

Other Developments

On February 16, 2011, the British Columbia Securities Commission (the “BCSC”) issued an order (the “Order”) that trading in our securities cease until we filed certain documents with the BCSC, such documents to include an independent technical report on our Toldafria property and all documents filed with the SEC, and the executive director of the BCSC makes an order revoking the Order. The BCSC asserted that we were a reporting issuer under BC Instrument 51-509, “Issuers Quoted in the U.S. Over-the-Counter Markets,” as it alleged that our business was directed or administered from British Columbia and our securities were quoted on the OTC Bulletin Board. The Company had ceased all operations in Canada as of February 2011 and in October 2011 dissolved its wholly owned subsidiary UGMC Mining, Inc., which was incorporated in British Columbia on September 14, 2010. On February 28, 2012, we were notified by the BCSC that our application for removal of the Order, dated February 16, 2011, had been granted, effective as of such date.

In January 2012, we formed an audit committee comprised of our sole independent director, Bruce Stewart.

Results of Operations

Revenues

We have had no revenues since our inception.

Expenses

Three Months Ended September 30, 2012 and 2011

Total operating expenses decreased $96,614, or 58%, to $70,551 for the three months ended September 30, 2012, as compared to $167,165 for the three months ended September 30, 2011. The decrease in operating expenses is primarily due to stock-based compensation of $28,852 and due diligence expenses of $57,025 being recognized in the three months ended September 30, 2011, which did not recur in the comparable current year period, and a $9,977 decrease in accounting and auditing expenses for the three months ended September 30, 2012 compared to comparable prior year period.

Nine Months Ended September 30, 2012 and 2011

Total operating expenses decreased $1,390,194, or 81%, to $322,236 for the nine months ended September 30, 2012, as compared to $1,712,430 for the nine months ended September 30, 2011. This decrease is primarily attributable to a $660,015 loss recognized in 2011 on the sale of the Company’s rights, title and interest in the Option Agreement and interest in the Toldafria Prospect and costs during 2011 of $410,720 related to the terminated Hemco transaction (discussed above), which did not recur in the current year period, and decreases in director fees and consulting fees paid to directors ($40,000) and other general and administrative expenses, primarily consisting of accounting and legal fees ($149,795) and stock-based compensation ($67,321) during the nine months ended September 30, 2012, compared to the comparable prior year period.

Other Income (Expenses)

During the three and nine months ended September 30, 2012 the Company recorded $3,509 of other income and $42,661 of other expenses, net, respectively, as compared to net other income of $4,949 and $2,646 for the three and nine months ended September 30, 2011, respectively. Total other income / expenses for the current year period consists of foreign currency exchange gains of $1,624 and a $44,285 realized loss on sale of marketable securities which occurred during the first quarter of 2012, whereas total other income for the prior year periods consisted solely of foreign currency exchange gains.

Net Loss

We incurred net losses of $67,042 and $364,897 for the three and nine months ended September 30, 2012, respectively, compared to net losses of $162,216 and $1,709,784 for the three and nine months ended September 30, 2011 respectively. The decrease in net losses for the three and nine months ended June 30, 2012 in comparison to the respective periods of 2011, was directly attributable to decreased operating expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, our cash and cash equivalents balance was $67,919 and $297,590, respectively. During the nine months ended September 30, 2012, cash used in operations totaled $297,702 versus cash used in operations of $1,269,528 in the equivalent 2011 period. The decrease in cash used in operations was primarily due to ceased operations of UGH and UGMC related to the Toldafria Prospect, two of the Company’s subsidiaries (see “Plan of Operations” for additional information). During the nine months ended September 30, 2012, cash provided by investing activities totaled $66,407, which represents proceeds from the sale of marketable securities. During the nine months ended September 30, 2011, cash provided by investing activities totaled $777,035, consisting of $902,035 proceeds from the sale of the Toldafria mining option pursuant to the Asset Purchase Agreement with Rio Novo, partially offset by $125,000 paid in January 2011 upon the execution of the Share Purchase Agreement Amendment related to the terminated Hemco Option Agreement. We did not have any cash from financing activities during the nine months ended September 30, 2012 and 2011.

Future issuances of our equity or debt securities will be required in order for us to continue to finance our operations and to continue as a going concern. We have not generated any positive cash flows from operations since inception and currently have no revenue from operations. As of September 30, 2012, we have incurred cumulative net losses of $5,528,156 since inception and require additional capital for our contemplated operational and acquisition activities to take place. Our ability to raise additional capital through future issuances of our equity or debt is unknown. The acquisition of additional financing, the successful development of our contemplated plan of operations and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

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

Stock-Based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual for feature rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	Not applicable.

ITEM 6.	EXHIBITS

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

Exhibit No.	Description
2.1*	Hemco Option Agreement, dated as of November 30, 2010, between Registrant and N.C.G.A Project Acquisition Corp. (Previously filed on December 6, 2010 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.2*	Share Purchase Agreement, dated as of November 30, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on December 6, 2010 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.3*	Amendment No. 1 to the Hemco Option Agreement, dated as of December 31, 2010, between N.C.G.A. Project Acquisition Corp. and Registrant (Previously filed on January 6, 2011 as exhibit 2.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

2.4*	Amendment No. 1 to the Share Purchase Agreement, dated as of December 31, 2010, among N.C.G.A. Project Acquisition Corp., TWL Investments Ltd., Thomas William Lough, James Randall Martin and Sergio Rios Molina (Previously filed on January 6, 2011 as exhibit 2.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.1*	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 14, 2008 (Previously filed on April 18, 2008 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.2*	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 9, 2010 (Previously filed on April 15, 2010 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.3*	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 29, 2010 (Previously filed on January 3, 2011 as exhibit 3.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

3.4*	Amended and Restated Bylaws of Registrant (Previously filed on March 31, 2011 as exhibit 3.4 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.1*	2008 Equity Incentive Plan (Previously filed on March 2, 2009 as exhibit 10.1 of Universal Gold Mining Corp.’s Annual Report on Form 10-K (File No. 333-140900))

10.2*	Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of April 23, 2010 (Previously filed on June 10, 2010 as exhibit 10.7 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.3*	Amendment Number 1 to 2008 Equity Incentive Plan (Previously filed on June 10, 2010 as exhibit 10.9 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.4*	Amendment to Option Agreement among Core Values Mining & Exploration Company, Core Values Mining & Exploration Company Sucursal Colombia and the Registrant, dated as of June 4, 2010 (Previously filed on June 10, 2010 as exhibit 10.10 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.5*	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.10 per share (Previously filed on May 27, 2010 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.6*	Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.10 per share, dated as of May 24, 2010 (Previously filed on May 27, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.7*	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s common stock at $0.40 per share (Previously filed on November 15, 2010 as exhibit 10.2 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.8*	Form of Registration Rights Agreement between the Registrant and the purchasers of common stock at $0.40 per share, dated as of September 20, 2010 (Previously filed on November 15, 2010 as exhibit 10.3 of Universal Gold Mining Corp.’s Quarterly Report on Form 10-Q (File No. 333-140900))

10.9*	Form of Indemnification Agreement (Previously filed on January 28, 2011 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

10.10*	Asset Purchase Agreement between Rio Novo Gold Inc. and Universal Gold Holdings (Cayman) Limited dated May 27, 2011 (Previously filed on June 3, 2011 as exhibit 10.1 of Universal Gold Mining Corp.’s Current Report on Form 8-K (File No. 333-140900))

31.1 and 31.2**	Rule 13a-14(d) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 and 32.2**§	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

101**§§	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets (Unaudited) as of September, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and September 30, 2011 and the period from May 3, 2006 (Inception) through September 30, 2012, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and September 30, 2011 and the period from May 3, 2006 (Inception) through September 30, 2012, and (iv) the notes to Consolidated Financial Statements (unaudited).

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

UNIVERSAL GOLD MINING CORP.

Dated: November 9, 2012	By:	/s/ Craig Niven
Name: Craig Niven
Title: Interim Chief Executive Officer, Interim Chief Financial Officer and Assistant Secretary

